Form 10-Q
period 1997-09-30
TOYMAX INTERNATIONAL INC
filed 1997-12-03
CIK 1044010

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934
              FOR THE TRANSITION PERIOD FROM            TO
                                             -----------   ------------
                           COMMISSION FILE NUMBER: 0-23215

                              TOYMAX INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                         11-3391335
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                                125 EAST BETHPAGE ROAD
                                 PLAINVIEW, NY 11803
            (Address, including zip code, of principal executive offices)

                                    (516) 391-9898
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes   X    No
         -         -

(2)Yes        No   X
         -         -

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, par value $.01, 10,605,000 as of November 25, 1997.

                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                  SEPTEMBER 30, 1997

                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1997 and March 31, 1997                                3

         Condensed Consolidated Statements of Operations
         for the Quarters Ended September 30, 1997 and 1996
         and for the Six Months Ended September 30, 1997 and 1996             4

         Condensed Consolidated Statement of Cash Flows for
         the Six Months Ended September 30, 1997 and 1996                     5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 6.  Exhibits and Reports on Form 8-K                                    15

         Signatures                                                          16

                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARES)

                                                        SEPT. 30,     MARCH 31,
                                                          1997          1997
                                                        ---------     ---------
                                                       (UNAUDITED)
ASSETS
Current Assets
   Cash and cash equivalents                             $ 6,001       $   565
   Due from Factor                                        27,153        14,311
   Accounts receivable, net                                3,937         2,227
   Due from affiliates                                         4             4
   Due from officers                                           2           172
   Inventories                                             5,885         4,797
   Prepaid expenses and other current assets               1,437           797
   Deferred income taxes                                   1,007         1,007
                                                         -------       -------
       Total current assets                               45,426        23,880
Property and equipment, net                                2,255         2,191
Deferred income taxes                                         57            57
Other assets                                                 374           150
                                                         -------       -------
       Total assets                                      $48,112       $26,278
                                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Bank credit facility                                  $13,264       $ 8,447
   Accounts payable                                        2,032         1,649
   Accrued expenses                                        5,394         2,920
   Accrued rebates and allowances                          4,386         1,426
   Due to affiliates                                      14,376        10,756
   Due to officer                                            -             504
   Current portion of long-term obligations                   38            38
   Income taxes payable                                    2,415           275
                                                         -------       -------
       Total current liabilities                          41,905        26,015
Long-term obligations                                         60             8
       Total liabilities                                  41,965        26,023
                                                         -------       -------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share;
    5,000,000 shares authorized; none outstanding            -             -
   Common stock, par value $.01 per share; 50,000,000
    shares authorized; 7,500,000 shares issued and
    outstanding                                               58            58
   Additional paid-in capital                                190           -
   Retained earnings                                       5,914           212
   Cumulative foreign currency translation adjustment        (15)          (15)
                                                         -------       -------
       Total stockholders equity                           6,147           255
                                                         -------       -------
       Total liabilities and stockholders' equity        $48,112       $26,278
                                                         =======       =======




   The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                         ------------------   ----------------
                                            1997     1996       1997     1996
                                            ----     ----       ----     ----

Net sales                                 $37,176  $14,921    $44,267  $17,600

Costs and expenses:
    Cost of goods sold                     20,287    8,988     24,071   11,354
    Selling and administrative expenses     7,811    3,735     11,475    6,568
                                          -------  -------    -------  -------

     Operating income (loss)                9,078    2,198      8,721     (322)

Other income (expenses):
    Other income, net                        (107)     259        (57)     505
    Interest income                            13        4         31       14
    Interest expense                         (235)     (36)      (384)     (87)
    Finance charges                          (303)    (108)      (386)    (133)
                                          -------  -------    -------  -------

Income (loss) before income taxes           8,446    2,317      7,925      (23)

Provision (benefit) for income taxes
 (Note 7)                                   2,375      330      2,223     (592)
                                          -------  -------    -------  -------

Net income                                $ 6,071  $ 1,987    $ 5,702  $   569
                                          =======  =======    =======  =======

Earnings per share (Note 4)               $  0.81  $  0.26    $  0.76  $  0.08
                                          =======  =======    =======  =======

Shares used in computing earnings per
 share                                      7,500    7,500      7,500    7,500
                                          =======  =======    =======  =======

Supplemental net income per share
 (Note 5)                                 $  0.77             $  0.70
                                          =======             =======



















The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                           Six Months Ended
                                                             September 30,
                                                         --------------------
                                                          1997         1996
                                                         --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  5,702     $   569
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                          572         704
       Bad debts                                              122           2
       Non-cash compensation                                  187         -
       Loss on disposal of property and equipment               8           1
       Minority interest                                      (32)        -
   Changes in operating assets and liabilities:
       Due from Factor and accounts receivable            (14,674)     (2,061)
       Due from affiliates                                    -            (1)
       Inventories                                         (1,087)     (2,340)
       Prepaid expenses and other current assets             (640)       (294)
       Income tax refunds receivable                          -         2,839
       Other assets                                          (192)        127
       Accounts payable and accruals                        5,817      (3,700)
       Due to affiliates                                    3,619       4,633
       Income taxes payable                                 2,140         247
                                                         --------     -------

       Net cash provided by operating activities            1,542         726
                                                         --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                     (679)       (357)
   Proceeds from disposals of property and equipment           36          24
   Repayments from (advances to) officers                     169          (2)
                                                         --------     -------
       Net cash provided by (used in) investing
        activities                                           (474)       (335)
                                                         --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in bank credit facility              4,817        (473)
   Long-term borrowings                                        52         (43)
   Capital contributions                                        3         -
   Borrowings from officer                                   (504)        483
                                                         --------     -------

       Net cash provided by (used in) financing
        activities                                          4,368         (33)
                                                         --------     -------

Net increase in cash and cash equivalents                   5,436         358

Cash and cash equivalents, beginning of year                  565       1,269
                                                         --------     -------

Cash and cash equivalents, end of period                 $  6,001     $ 1,627
                                                         ========     =======


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                    TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997
                                    (UNAUDITED)


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION
---------------------------------------------------

The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 1997 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's prospectus dated October 20, 1997. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.


NOTE 2 -  REORGANIZATION
------------------------

Toymax International, Inc., a Delaware corporation ("Toymax" and the "Company") was organized in Delaware on August 6, 1997 to acquire and continue the various businesses conducted by Toymax Inc., a New York corporation ("Toymax NY"), Toymax (H.K.) Limited, a private company organized under the laws of Hong Kong ("Toymax HK"), Toymax (Bermuda) Limited, a company organized under the laws of Bermuda ("Toymax Bermuda"), Toymax (Canada) Limited, a corporation organized under the laws of the Province of Ontario ("Toymax Canada") and Toymax (U.K.) Limited, a company organized under the laws of England and Wales ("Toymax UK" and collectively, the "Toymax Group"). Toymax HK and Toymax NY, historically the Company's principal operating entities, were each formed in 1990. Toymax Canada was formed in August 1997 and Toymax Bermuda was formed in September 1997. Toymax Bermuda will continue the business previously carried out by Toymax HK on a going forward basis. Toymax NY owns a 75% interest in Craft Expressions, Inc. ("Craft"), a New York corporation. The Company sold 2,700,000 shares of common stock for $8.50 per share pursuant to an initial public offering (the "Public Offering") which closed on October 24, 1997. In conjunction with the Public Offering, the Company completed the reorganization on October 20, 1997 pursuant to which: (i) Toymax HK contributed all of the outstanding capital stock of its wholly-owned subsidiaries, Toymax NY and Toymax UK, to the Company and (ii) the stockholders of Toymax HK exchanged their 100,000 ordinary shares of Toymax HK stock for 425,686 shares of Common Stock of the Company and 4,500,000 shares of Preferred Stock of Toymax HK for 24,224 shares of Common Stock of the Company (the "Reorganization"). Following the Reorganization, Toymax NY, Toymax HK, Toymax Bermuda, Toymax Canada and Toymax UK are direct or indirect wholly-owned subsidiaries of Toymax. The Company also effected a 16.67 to one stock split on October 20, 1997.

The Reorganization has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The financial statements present the results of the Company and its subsidiaries as if the Company had been combined for all periods presented.


NOTE 3 -  RECAPITALIZATION
--------------------------

The equity accounts of the Company have been retroactively adjusted for the Reorganization and the 16.67 to one stock split by the Company described above.


NOTE 4 -  EARNINGS PER SHARE
----------------------------

Per share data is calculated using the weighted average number of common shares outstanding during the period.

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"("FAS 128"). This pronouncement provides for the calculation of Basic and Diluted earning per share which is different from the current calculation of Primary and Fully Diluted earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of FAS 128 is not expected to have a material impact on the Company's earnings (loss) per share data.


NOTE 5 -  SUPPLEMENTAL NET INCOME PER SHARE
-------------------------------------------

Supplemental net income per share is based on the weighted average number of shares of common stock and common stock equivalents used in the calculation of income per share (7,500,000 shares at March 31, 1997 and September 30, 1997), plus the estimated number of shares (528,000 for March 31, 1997 and 1,111,000 for September 30, 1997) that would need to be sold by the Company in order to fund the repayment of the outstanding bank debt, ($8.4 million at April 1, 1997) which were paid out of the proceeds of the Public Offering.


NOTE 6 -  INITIAL PUBLIC OFFERING
---------------------------------

On October 20, 1997, the Company sold 2,700,000 shares of common stock for $8.50 per share pursuant to an initial public offering. The proceeds, net of underwriting discounts and Public Offering related fees and expenses, of approximately $21.2 million were used to pay bank indebtedness of $10.0 million and trade payables to affiliates of $6.0 million and the balance was intended for working capital and general corporate purposes.

In November 1997, the underwriters exercised their over-allotment option in full and, as a result, the Company sold an additional 405,000 shares at $8.50 per share. The net proceeds of approximately $3.2 million are intended to be used to further reduce bank indebtedness and for working capital and general corporate purposes.


NOTE 7 -  INCOME TAXES
----------------------

The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

NOTE 8 -  NEW ACCOUNTING STANDARDS NOT YET ADOPTED
--------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Financial Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographical areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for the periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" statements, as that term is defined in the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "may," "estimate," "continue," "intends," "expects," and similar expressions are intended to identify forward-looking statements.

This Form 10-Q may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Registration Statement on Form S-1. Registration No. 333-33409, filed with the Securities and Exchange Commission in connection with its recent initial public offering, which factors are incorporated herein by reference, and other factors including, without limitation, the demand for Laser Challenge and other products of the Company; the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials; and changes in trade relations regarding China.

RESULTS OF OPERATIONS

FOR PURPOSES OF THE THREE MONTH AND SIX MONTH COMPARISONS BELOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX NY (WHICH HAS CONDUCTED THE COMPANY'S U.S. DOMESTIC SALES) ARE REFERRED TO AS THE "U.S. DOMESTIC OPERATION" AND THOSE REFERRING TO THE PERFORMANCE OF TOYMAX HK (WHICH HAS CONDUCTED THE TOYMAX HK SALES) ARE REFERRED TO AS THE "FOB HONG KONG OPERATION."

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     NET SALES. Net sales for the quarter ended September 30, 1997 increased by approximately $22.3 million, or 149.1%, to approximately $37.2 million from $14.9 million for the quarter ended September 30, 1996.

     Net sales of the U.S. Domestic Operation increased 310.6% to $24.5 million, or 65.9% of total net sales, in the quarter ended September 30, 1997, from $6.0 million, or 40.0% of total net sales, for the quarter ended September 30, 1996. Net sales of the FOB Hong Kong Operation increased 41.4% to $12.7 million, or 34.1% of total net sales, in the quarter ended September 30, 1997 from $9.0 million, or 60.0% of total net sales, in the quarter ending September 30, 1996.

The increase in sales, in both operations, was mainly attributable to the inclusion of the Laser Challenge and Metal Molder product lines for the full period in 1997 compared to only a portion of the period in 1996 when they were first introduced. These lines were initially shipped to customers in the latter part of the quarter ended September 30, 1996.

     GROSS PROFIT. Gross Profit for the quarter ended September 30, 1997, increased by approximately $11.0 million, or 184.6%, to approximately $16.9 million, or 45.4% of net sales, from approximately $5.9 million, or 39.8% of net sales, for the quarter ended September 30, 1996. The increase in gross profit as a percentage of net sales was mainly attributable to an improvement in the U.S. Domestic Operation which was primarily due to higher product margins on invoiced sales partially offset by an increase in customer discounts and allowances. In addition, the U.S. Domestic Operation, which carries a higher gross profit margin than the FOB Hong Kong Operation, represented 65.9% of total net sales for the quarter ended September 30, 1997 compared to 40.0% for the quarter ended September 30, 1996.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended September 30, 1997 increased by approximately $4.1 million, or 109.1%, to approximately $7.8 million, or 21.0% of net sales, from approximately $3.7 million, or 25.0% of net sales, for the quarter ended September 30, 1996. The increase in selling and administrative expenses was mainly attributable to an increase in advertising expenses of $1.9 million primarily to support the sales of Laser Challenge and an increase in payroll expenses of $1.5 million primarily reflecting increased staffing and a provision for the Executive Bonus Plan. The decrease in selling and administrative expenses as a percent of net sales was primarily due to the improvement in net sales.

     OPERATING INCOME . As a result of the foregoing, operating income for the quarter ended September 30, 1997 increased by approximately $6.9 million, or 312.9%, to approximately $9.1 million from $2.2 million for the quarter ended September 30, 1996.

     NET INTEREST EXPENSE. Net interest expense for the quarter ended September 30, 1997 increased by approximately $191,000, or 602.4%, to approximately $0.2 million from approximately $32,000 for the quarter ended September 30, 1996.
The increase in net interest expense was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the quarter ended September 30, 1997 decreased by approximately $0.6 million or 382.9%, to expense of $0.4 million from income of $0.2 million. The decrease in other income (expense) is primarily the result of the termination of an agency agreement between Toymax (H.K.) and another unaffiliated international toy distributor on December 31, 1996. In addition, there was an increase in finance charges as a direct result of the increase in sales for the quarter ended September 30, 1997.

     INCOME BEFORE TAXES. Income before taxes for the quarter ending September 30, 1997 increased by approximately $6.1 million to $8.4 million, compared to income before taxes of approximately $2.3 million for the quarter ended September 30, 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ending September 30, 1997 increased by approximately $2.0 million, or 619.9%, to $2.4 million from a provision of approximately $0.3 million for the quarter ended September 30, 1996. The effective tax rate increased to 28.1% for the quarter ended September 30, 1997 from 14.2% for the quarter ended September 30, 1996. The increased effective tax rate was primarily due to an increased contribution to net income by the U.S. Domestic Operation, which is subject to a higher tax rate than the FOB Hong Kong Operation.

     NET INCOME. As a result of the foregoing, net income for the quarter ended September 30, 1997 increased by approximately $4.1 million, or 205.5%, to net income of $6.1 million ($0.81 per share) from net income of approximately $2.0 million ($0.26 per share) for the quarter ended September 30, 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 1996

     NET SALES. Net sales for the six months ended September 30, 1997 increased by approximately $26.7 million, or 151.5%, to approximately $44.3 million from $17.6 million for the six months ended September 30, 1996. This increase in sales was mainly attributable to the inclusion of the Laser Challenge and Metal Molder product lines for the full period in 1997 compared to only a portion of the period in 1996 when they were first introduced. These lines accounted for approximately 78.3% of net sales in the first six months of fiscal 1998 as compared to 11.2% in the first six months of fiscal 1997.

     Net sales of the U.S. Domestic Operation increased 316.1% to $29.0 million, or 65.5% of total net sales, for the six months ended September 30, 1997, from $7.0 million, or 39.6% of total net sales, in the six months ended September 30, 1996. Net sales of the FOB Hong Kong Operation increased 43.8% to $15.3 million, or 34.5%, of total net sales for the six months ended September 30, 1997 from $10.6 million, or 60.4% of total net sales for the six months ended September 30, 1996.

     GROSS PROFIT. Gross profit for the six months ended September 30, 1997 increased by approximately $14.0 million, or 223.3% to approximately $20.2 million, or 45.6% of net sales, from approximately $6.3 million, or 35.5% of net sales for the six months ended September 30, 1996. The increase in gross profit as a percentage of net sales was mainly attributable to an increase of approximately 15.0% as a percentage of net sales in the U.S. Domestic Operation and an increase of 0.4% as a percentage of net sales in the FOB Hong Kong Operation. In addition, gross profit was favorably impacted by the increase in the percentage of total net sales of the U.S. Domestic Operation which carries a higher gross profit margin than the FOB Hong Kong Operation.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the six months ended September 30, 1997 increased by approximately $4.9 million, or 74.7%, to approximately $11.5 million, or 25.9% of net sales, from approximately $6.6 million, or 37.3% of net sales, for the six months ended September 30, 1996. The increase in selling and administrative expenses was mainly attributable to increases in advertising expenses of $1.8 million in order to support the sales of Laser Challenge and increases in payroll expenses of $1.8 million primarily reflecting increased staffing and a provision for the Executive Bonus Plan.

     OPERATING INCOME. As a result of the foregoing, operating income for the six months ended September 30, 1997 increased by approximately $9.0 million to approximately, $8.7 million from a loss of $0.3 million for the six months ended September 30, 1996.

     NET INTEREST EXPENSE. Net interest expense for the six months ended September 30, 1997 increased by approximately $0.3 million, or 388.6%, to approximately $0.4 million from approximately $0.1 million for the six months ended September 30, 1996. The increase in net interest expense was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the six months ended September 30, 1997 decreased by approximately $0.8 million, or 219.3%, to expense of $0.4 million from income of $0.4 million for the six months ended September 30, 1996. The decrease is primarily the result of the termination of an agency agreement between Toymax (H.K.) and another unaffiliated toy distributor on December 31, 1996 as well as increased finance charges as a direct result of increased sales.

     INCOME (LOSS) BEFORE TAXES. Income (loss) before taxes for the six months ended September 30, 1997 increased approximately $7.9 million to income of approximately $7.9 million compared to a loss before taxes of $23,278 for the six months ended September 30, 1996.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes for the six months ended September 30, 1997 increased by approximately $2.8 million to approximately $2.2 million from a benefit of approximately $0.6 million for the six months ended September 30, 1996. The effective tax rate increased to 25.5% for the six months ended September 30, 1997 from a benefit for the six months ended September 30, 1996. The increase in the effective tax rate is primarily the result of the Company experiencing income before taxes for the six months ended September 30, 1997 as compared to a loss before taxes for the six months ended September 30, 1996.

     NET INCOME. As a result of the foregoing, net income for the six months ended September 30, 1997 increased by approximately $5.1 million, or 902.2%, to net income of approximately $5.7 million ($0.76 per share) from net income of $0.6 million ($.08 per share) for the six months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the six months ended September 30, 1997 cash and cash equivalents increased $5.4 million to $6.0 million. The Company's operating activities provided net cash of approximately $1.5 million which was primarily due to net income of $5.7 million partially offset by changes in operating assets and liabilities including increases in accounts receivable and amounts due from factor of $14.7 million and increases in accounts payable, accruals and due to affiliates totaling $9.4 million. Additional cash of $4.8 million was provided by increased borrowings under the Company's Bank Credit Facility.

The Company's initial public offering yielded approximately $21.2 million of cash of which $10.0 million was used to pay down indebtedness under its credit facility with State Street Bank and Trust Company ("State Street") and $6.0 million was used to pay trade payables to affiliates. The balance of the net proceeds will be used for general corporate purposes. On November 24, 1997, the underwriters exercised their over-allotment option in full, providing the Company with approximately $3.2 million in additional net proceeds. These proceeds are intended to be used to further reduce bank indebtedness and for working capital and general corporate purposes.

The Company expects to fund its near-term cash requirements from a combination of the net proceeds from the Public Offering, cash flow from operations and borrowings under its credit facility with State Street. The Company expects to finance its longer term growth primarily from cash flow from operations and with externally generated funds that will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flow from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

The Company has been notified by the Internal Revenue Service concerning a pending examination covering tax years 1993, 1994 and 1995. As of the date of this Form 10-Q, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact on the Company's results of operations, if any.

                                       PART II.
                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In April 1997, Link Group International ("Link Group"), a developer of toy games, filed a complaint against the Company in the United States District Court for the District of Connecticut, alleging breach of express and implied contracts, unjust enrichment, misappropriation, conversion and tortious interference with contract and seeking damages of $1.0 million. The substance of the allegations in this complaint were that the Company orally agreed to pay royalties to Link Group relating to a laser action game allegedly conceived by Link Group, and then developed its own game using ideas provided by Link Group. Link Group subsequently filed an amended complaint seeking, instead of a specific quantum of damages, the greater of royalty payments allegedly due to it or the disgorgement of profits made by the Company on Laser Challenge-TM-, damages for the loss of good will, punitive damages, and an injunction against the Company's further use or benefits of Link Group's alleged materials. The Company has filed a motion to dismiss the amended complaint and the parties are awaiting a decision. The Company intends to continue to defend the action vigorously and does not believe that it will have a material adverse effect on the Company's financial position or results of operations; however there can be no assurance of the outcome.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

The Company's Registration Statement on Form S-1 (Registration No. 333-33409) with respect to its initial public offering of securities was declared effective and commenced on October 20, 1997 by the Securities and Exchange Commission.
The managing underwriters of the offering were Fahnestock & Co. Inc. and Wedbush Morgan Securities Inc. The Company registered and sold 3,105,000 shares of its Common Stock for an aggregate public offering price of $26,392,500. The offering has since been completed.

The total amount of expenses incurred by the Company in connection with the offering is estimated at approximately $3,288,400, which is comprised of $1,913,400 for underwriting discounts, $75,000 of underwriter's non-accountable expenses, and approximately $1,300,000 of other expenses (including counsel, accounting, printing, transfer agent, SEC, NASDAQ and miscellaneous fees and expenses). No expenses were paid to directors, officers and persons owning more than ten percent of any class of the Company's equity securities. However, legal expenses of approximately $300,000 were paid to Baer Marks & Upham LLP, counsel to the Company, of which Joel M. Handel, a director of the Company, is a partner. The resultant net offering proceeds to the Company were approximately $23,104,000.

As of September 30, 1997, the Company had not received the proceeds from the offering. On October 24, 1997, the Company received the offering proceeds of $21,179,400 and on November 24, 1997, received $3,177,900 of additional offering proceeds from the exercise in full of the underwriter's over-allotment option with respect to 405,000 additional shares of Common Stock.

The Company has applied $10.0 million of the net proceeds to the partial repayment of its Credit Facility Agreement with State Street Bank and $6.0 million to the partial payment of outstanding trade payables to Tai Nam Industrial Company Limited and Concentric Toys Limited, each of which are affiliates of David Chu, the Chairman and a principal stockholder of the Company.

The balance of the net proceeds are to be used to further reduce bank indebtedness and for working capital and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits
        None

   b)  Reports on Form 8-K
        None

                                      SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934. the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TOYMAX INTERNATIONAL, INC.
                                         --------------------------
                                                (Registrant)


                                         By  /s/ Steven A. Lebensfeld
                                             -----------------------------------
                                             Steven A. Lebensfeld
                                             President and Director

                                         By  /s/ William A. Johnson, Jr.
                                             -----------------------------------
                                             William A. Johnson, Jr.
                                             Chief Financial Officer and
                                             Treasurer (Principal Financial
                                             and Accounting Officer)


Date:  December 3, 1997