Form 10-Q
period 1997-12-31
TOYMAX INTERNATIONAL INC
filed 1998-02-13
CIK 1044010

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[  x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                          OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ___________TO ____________

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

(1)Yes     X     No
           -           --

(2)Yes     X     No
           -           --

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01, 10,605,000 as of February 1, 1998.

                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                  DECEMBER 31, 1997

                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of
               December 31, 1997 and March 31, 1997                         3

               Condensed Consolidated Statements of Operations
               for the Quarters Ended December 31, 1997 and 1996
               and for the Nine Months Ended December 31, 1997 and 1996     4

               Condensed Consolidated Statements of Cash Flows for
               the Nine Months Ended December 31, 1997 and 1996             5

               Notes to Unaudited Condensed Consolidated Financial
               Statements                                                   6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                           14

Item 2.        Changes in Securities and Use of Proceeds                   14

Item 6.        Exhibits and Reports on Form 8-K                            14

               Signatures                                                  15



                                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARES)

                                                                    DEC. 31,               MARCH 31,
                                                                      1997                    1997
                                                                 -------------            -----------
                                                                 (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents                                   $18,789                   $    565
     Due from Factor                                              34,644                     14,311
     Accounts receivable, net                                      1,080                      2,227
     Due from affiliates                                               5                          4
     Due from officers                                                22                        172
     Inventories                                                   4,513                      4,797
     Prepaid expenses and other current assets                     1,310                        797
     Deferred income taxes                                         1,007                      1,007
                                                                 -------                    -------
          Total current assets                                    61,370                     23,880
Property and equipment, net                                        2,329                      2,191
Deferred income taxes                                              1,562                         57
Other assets                                                         248                        150
                                                                 -------                    -------
          Total assets                                           $65,509                  $  26,278
                                                                 -------                    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Bank credit facility                                        $ 6,618                  $   8,447
     Accounts payable                                              1,915                      1,649
     Accrued expenses                                              9,696                      2,920
     Accrued rebates and allowances                                5,853                      1,426
     Due to affiliates                                             4,849                     10,756
     Due to officer                                                  -                          504
     Current portion of long-term obligations                         33                         38
     Income taxes payable                                          2,816                        275
                                                                 -------                    -------
          Total current liabilities                               31,780                     26,015
Long-term obligations                                                 54                          8
                                                                 -------                    -------
          Total liabilities                                       31,834                     26,023
                                                                 -------                    -------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.01 per share; 5,000,000
        shares authorized; none outstanding                        -                          -
     Common stock, par value $.01 per share; 50,000,000
        shares authorized; 10,605,000 shares issued and
        outstanding                                                    90                        58
     Additional paid-in capital                                    23,183                     -
     Retained earnings                                             10,417                       212
     Cumulative foreign currency translation adjustment               (15)                      (15)
                                                                 --------                 ---------
          Total stockholders equity                                33,675                       255
                                                                 -------                  ---------
          Total liabilities and stockholders' equity             $ 65,509                 $  26,278
                                                                 --------                 ---------
                                                                 --------                 ---------



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.


                                          TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except per share amounts)
                                                          (Unaudited)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,
                                                             --------------------         --------------------
                                                              1997           1996           1997           1996
                                                              ----           ----           ----           ----
Net sales                                                   $35,754        $21,398        $80,021        $38,998

Costs and expenses:
     Cost of goods sold                                      20,020         13,581         44,091         24,935
     Selling and administrative expenses                      9,708          7,033         21,182         13,602
                                                            -------        -------        -------        -------
        Operating income                                      6,026            784         14,748            461

Other income (expenses):
     Other income, net                                          269            206            212            711
     Interest income                                            192             35            222             50
     Interest expense                                          (235)          (184)          (619)          (271)
     Finance charges                                           (308)          (230)          (694)          (363)
                                                            -------        -------        -------        -------
Income before income taxes                                    5,944            611         13,869            588

Provision (benefit) for income taxes (Note 7)                 1,442            269          3,665           (323)
                                                            -------        -------        -------        -------

Net income                                                  $ 4,502        $   342        $10,204        $   911
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

Basic earnings per share (Note 4)                           $  0.46        $  0.05        $  1.23        $  0.12
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

Diluted earnings per share (Note 4)                         $  0.46        $  0.05        $  1.23        $  0.12
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

Shares used in computing basic earnings per share             9,810          7,500          8,273          7,500
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

Shares used in computing diluted earnings per share           9,832          7,500          8,280          7,500
                                                            -------        -------        -------        -------
                                                            -------        -------        -------        -------

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.



                        TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  10,204      $     911
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                     898          1,079
          Bad debts                                                         122             17
          Non-cash compensation                                             187             -
          Loss on disposal of property and equipment                          8             15
          Deferred income taxes                                          (1,505)            -
          Minority interest                                                 (40)            -
     Changes in operating assets and liabilities:
          Due from Factor and accounts receivable                       (19,308)       (10,082)
          Due from affiliates                                                -              (1)
          Inventories                                                       284            612
          Prepaid expenses and other current assets                        (514)        (1,346)
          Income tax refunds receivable                                      -           2,995
          Other assets                                                      (59)           149
          Accounts payable and accruals                                  11,471         (1,477)
          Due to affiliates                                              (5,908)         3,044
          Income taxes payable                                            2,541            370
                                                                      ---------      ---------

               Net cash used in operating activities                     (1,619)        (3,714)
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                 (969)          (550)
     Proceeds from disposals of property and equipment                       36             10
     Repayments from (advances to) officers                                 150             (6)
                                                                      ---------      ---------

               Net cash provided by (used in) investing activities         (783)          (546)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     (Decrease) increase in bank credit facility                         (1,829)         6,157
     Long-term borrowings                                                   (70)           (57)
     Proceeds from issuance of common stock                              23,029             -
     Borrowings from officer                                               (504)           536
                                                                      ---------      ---------

          Net cash provided by (used in) financing activities            20,626          6,636
                                                                      ---------      ---------

Net increase in cash and cash equivalents                                18,224          2,376

Cash and cash equivalents, beginning of year                                565          1,269
                                                                      ---------      ---------

Cash and cash equivalents, end of period                              $  18,789      $   3,645
                                                                      ---------      ---------
                                                                      ---------      ---------


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                       TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE AND NINE MONTHS ENDED DECEMBER 31, 1997
                                       (UNAUDITED)


NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

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


NOTE 2 -   REORGANIZATION

Toymax International, Inc., a Delaware corporation ("Toymax" and the "Company") was organized in Delaware on August 6, 1997 to acquire and continue the various businesses conducted by Toymax Inc., a New York corporation ("Toymax NY"), Toymax (H.K.) Limited, a private company organized under the laws of Hong Kong ("Toymax HK"), Toymax (Bermuda) Limited, a company organized under the laws of Bermuda ("Toymax Bermuda"), Toymax (Canada) Limited, a corporation organized under the laws of the Province of Ontario ("Toymax Canada") and Toymax (U.K.) Limited, a company organized under the laws of England and Wales ("Toymax UK" and collectively, the "Toymax Group"). Toymax HK and Toymax NY, historically the Company's principal operating entities, were each formed in 1990. Toymax Canada was formed in August 1997 and Toymax Bermuda was formed in September 1997. Toymax Bermuda was established for the purpose of continuing the business previously carried out by Toymax HK. Toymax NY owns a 75% interest in Craft Expressions, Inc. ("Craft"), a New York corporation. The Company sold 2,700,000 shares of common stock for $8.50 per share pursuant to an initial public offering (the "Public Offering") which closed on October 24, 1997. In conjunction with the Public Offering, the Company completed the reorganization on October 20, 1997 pursuant to which: (i) Toymax HK contributed all of the outstanding capital stock of its wholly-owned subsidiaries, Toymax NY and Toymax UK, to the Company and (ii) the stockholders of Toymax HK exchanged their 100,000 ordinary shares of Toymax HK stock for 425,686 shares of Common Stock of the Company and 4,500,000 shares of Preferred Stock of Toymax HK for 24,224 shares of Common Stock of the Company (the "Reorganization"). Following the Reorganization, Toymax NY, Toymax HK, Toymax Bermuda, Toymax Canada and Toymax UK are direct or indirect wholly-owned subsidiaries of Toymax. The Company also effected a 16.67 to one stock split on October 20, 1997. In November 1997, the underwriters exercised their over-allotment option in full and, as a result, the Company sold an additional 405,000 shares at $8.50 per share.

The Reorganization has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The financial statements present the results of the Company and its subsidiaries as if the Company had been combined for all periods presented.


NOTE 3 -   EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 EARNINGS PER SHARE. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.


NOTE 4 -   INITIAL PUBLIC OFFERING

On October 20, 1997, the Company sold 2,700,000 shares of common stock for $8.50 per share pursuant to an initial public offering. In November 1997, the underwriters exercised their over-allotment option in full and, as a result, the Company sold an additional 405,000 shares at $8.50 per share. The proceeds, net of underwriting discounts and Public Offering related fees and expenses, of approximately $23.0 million were used to pay bank indebtedness of $10.0 million and trade payables to affiliates of $6.0 million and the balance is being used for working capital and general corporate purposes.


NOTE 5 -   INCOME TAXES

The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

In the quarter ending December 31, 1997 the Company reversed all of the remaining valuation allowance that was established in prior years against certain deferred income tax assets due to the uncertainty as to future realization.

NOTE 6 -   NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

RESULTS OF OPERATIONS

FOR PURPOSES OF THE THREE MONTH AND NINE MONTH COMPARISONS BELOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX NY (WHICH HAS CONDUCTED THE COMPANY'S U.S. DOMESTIC SALES) ARE REFERRED TO AS THE "U.S. DOMESTIC OPERATION" AND THOSE REFERRING TO THE PERFORMANCE OF TOYMAX HK (WHICH HAS CONDUCTED THE TOYMAX HK SALES) ARE REFERRED TO AS THE "FOB HONG KONG OPERATION."

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1996

     NET SALES. Net sales for the quarter ended December 31, 1997 increased by approximately $14.4 million, or 67.1%, to approximately $35.8 million from $21.4 million for the quarter ended December 31, 1996.

     Net sales of the U.S. Domestic Operation increased 65.6% to $31.1 million, or 86.9% of total net sales, in the quarter ended December 31, 1997, from $18.8 million, or 87.7% of total net sales, for the quarter ended December 31, 1996. Net sales of the FOB Hong Kong Operation increased 78.1% to $4.7 million, or 13.1% of total net sales, in the quarter ended December 31,

1997 from $2.6 million, or 12.3% of total net sales, in the quarter ending December 31, 1996. The growth in sales, in both operations, was mainly attributable to the increased sales of the Laser Challenge product line

     GROSS PROFIT. Gross Profit for the quarter ended December 31, 1997, increased by approximately $7.9 million, or 101.3%, to approximately $15.7 million, or 44.0% of net sales, from approximately $7.8 million, or 36.5% of net sales, for the quarter ended December 31, 1996. The increase in gross profit as a percentage of net sales was mainly attributable to an improvement in the U.S. Domestic Operation which was primarily due to higher product margins on invoiced sales partially offset by an increase in customer discounts and allowances.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended December 31, 1997 increased by approximately $2.7 million, or 38.0%, to approximately $9.7 million, or 27.2% of net sales, from approximately $7.0 million, or 32.9% of net sales, for the quarter ended December 31, 1996. The increase in selling and administrative expenses was mainly attributable to an increase in advertising expenses of $1.3 million primarily to support the sales of Laser Challenge, an increase in payroll expenses of $0.7 million primarily reflecting increased staffing and a provision for the Executive Bonus Plan and an increase in sales commissions of $0.7 million as a direct result of the increase in net sales. The decrease in selling and administrative expenses as a percent of net sales was primarily due to the improvement in net sales.

     OPERATING INCOME . As a result of the foregoing, operating income for the quarter ended December 31, 1997 increased by approximately $5.2 million, or 668.7%, to approximately $6.0 million from $0.8 million for the quarter ended December 31, 1996.

     NET INTEREST EXPENSE. Net interest expense for the quarter ended December 31, 1997 decreased by approximately $106,000, or 71.0%, to approximately $43,000 from approximately $149,000 for the quarter ended December 31, 1996. The decrease in net interest expense was mainly due to an increase in interest income related to proceeds from the initial public offering.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the quarter ended December 31, 1997 increased by approximately $22,000 or 95.1%, to expense of $45,000 from expense of $23,000. The increase in the expense is primarily the result of increased finance charges as a direct result of the growth in sales for the quarter ended December 31, 1997.

     INCOME BEFORE TAXES. Income before taxes for the quarter ending December 31, 1997 increased by approximately $5.3 million to $5.9 million, compared to income before taxes of approximately $0.6 million for the quarter ended December 31, 1996.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ending December 31, 1997 increased by approximately $1.2 million, or 434.5%, to $1.4 million from a provision of approximately $0.3 million for the quarter ended December 31, 1996. The effective tax rate decreased to 24.3% for the quarter ended December 31, 1997 from 44.1% for the quarter ended December 31, 1996. The decrease in the effective tax rate was in large part due to a one-time net tax benefit resulting primarily from the reversal of all the remaining valuation allowances provided in prior years against certain tax assets.

     NET INCOME. As a result of the foregoing, net income for the quarter ended December 31, 1997 increased by approximately $4.2 million, or 1,217.2%, to net income of $4.5 million ($0.46 per share) from net income of approximately $0.3 million ($0.05 per share) for the quarter ended December 31, 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1996

     NET SALES. Net sales for the nine months ended December 31, 1997 increased by approximately $41.0 million, or 105.2%, to approximately $80.0 million from $39.0 million for the nine months ended December 31, 1996. This increase in sales was mainly attributable to the inclusion of the Laser Challenge and Metal Molder product lines for the full period in 1997 compared to only a portion of the period in 1996 when they were first introduced. These lines accounted for approximately 83.8% of net sales in the first nine months of fiscal 1998 as compared to 40.9% in the first nine months of fiscal 1997.

     Net sales of the U.S. Domestic Operation increased 133.4% to $60.0 million, or 75.0% of total net sales, for the nine months ended December 31, 1997, from $25.7 million, or 66.0% of total net sales, in the nine months ended December 31, 1996. Net sales of the FOB Hong Kong Operation increased 50.6% to $20.0 million, or 25.0% of total net sales for the nine months ended December 31, 1997 from $13.3 million, or 34.0% of total net sales for the nine months ended December 31, 1996.

     GROSS PROFIT. Gross profit for the nine months ended December 31, 1997 increased by approximately $21.9 million, or 155.5% to approximately $35.9 million, or 44.9% of net sales, from approximately $14.1 million, or 36.1% of net sales for the nine months ended December 31, 1996. The increase in gross profit as a percentage of net sales was mainly attributable to an increase as a percentage of net sales in the U.S. Domestic Operation which was primarily due to higher product margins on invoiced sales partially offset by higher customer discounts and allowances. In addition, gross profit was favorably impacted by the increase in the percentage of total net sales of the U.S. Domestic Operation which carries a higher gross profit margin than the FOB Hong Kong Operation.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the nine months ended December 31, 1997 increased by approximately $7.6 million, or 55.7%, to approximately $21.2 million, or 26.5% of net sales, from approximately $13.6 million, or 34.9% of net sales, for the nine months ended December 31, 1996. The increase in selling and administrative expenses was mainly attributable to increases in advertising expenses of $3.2 million in order to support the sales of Laser Challenge, increases in payroll expenses of $2.5 million primarily reflecting increased staffing and a provision for the Executive Bonus Plan and an increase in sales commissions expense of $0.9 million as a direct result of the increase in net sales.

     OPERATING INCOME. As a result of the foregoing, operating income for the nine months ended December 31, 1997 increased by approximately $14.3 million to approximately, $14.7 million from $0.5 million for the nine months ended December 31, 1996.

     NET INTEREST EXPENSE. Net interest expense for the nine months ended December 31, 1997 increased by approximately $0.2 million, or 79.3%, to approximately $0.4 million from approximately $0.2 million for the nine months ended December 31, 1996. The increase in net interest expense was mainly due to higher interest costs reflecting an increase in average borrowings under the Company's credit facility.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the nine months ended December 31, 1997 decreased by approximately $0.8 million, or 249.7%, to expense of $0.5 million from income of $0.3 million for the nine months ended December 31, 1996. The decrease is primarily the result of the termination of an agency agreement between Toymax H.K. and another unaffiliated toy distributor on December 31, 1996 as well as increased finance charges as a direct result of increased sales.

     INCOME BEFORE TAXES. Income before taxes for the nine months ended December 31, 1997 increased approximately $13.3 million to $13.9 million compared with $0.6 million for the nine months ended December 31, 1996.

     PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes for the nine months ended December 31, 1997 increased by approximately $4.0 million to approximately $3.7 million from a benefit of approximately $0.3 million for the nine months ended December 31, 1996. The effective tax rate increased to 26.4% for the nine months ended December 31, 1997 from a benefit for the nine months ended December 31, 1996. The increase in the effective tax rate is primarily the result of an increase in income before taxes due to higher net sales for the nine month period ended December 31, 1997.

     NET INCOME. As a result of the foregoing, net income for the nine months ended December 31, 1997 increased by approximately $9.3 million, or 1,020.4%, to approximately $10.2 million ($1.23 per share) from $0.9 million ($.12 per share) for the nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the nine months ended December 31, 1997 cash and cash equivalents increased $18.2 million to $18.8 million. The increase was primarily due to the Company's initial public offering, which including the exercise of the underwriters' over-allotment option in full, yielded approximately $23.0 million of cash of which $10.0 million was used to pay down indebtedness under its credit facility with State Street Bank and Trust Company ("State Street") and $6.0 million was used to pay trade payables to affiliates.

The Company's operating activities used net cash of approximately $1.6 million which was primarily due to net income of $10.2 million more than offset by changes in operating assets and liabilities including increases in accounts receivable and amounts due from factor of $19.3 million and a net increase in accounts payable, accruals, income taxes payable and due to affiliates totaling $8.1 million

The Company expects to fund its near-term cash requirements from a combination of the net proceeds from the Public Offering, cash flow from operations and borrowings under its credit facility with State Street. The Company expects to finance its longer term growth primarily from cash flow from operations and with externally generated funds that will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flow from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.


The Company has been notified by the Internal Revenue Service concerning a pending examination covering tax years 1993, 1994 and 1995. As of the date of this Form 10-Q, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact on the Company's results of operations, if any.

                                        PART II.
                                    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 1997, the Company entered a Settlement Agreement with 4Kids Entertainment, Inc. ("4Kids") resolving all disputes between the Companies. While the terms of the Agreement are confidential, in Management's opinion, the terms of the Agreement will not have a material effect on the financial condition of the Company or the Company's results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The total amount of expenses incurred by the Company in connection with the offering is estimated at approximately $3,365,000, which is comprised of $1,925,000 for underwriting discounts, $75,000 of underwriter's non-accountable expenses, and approximately $1,365,000 of other expenses (including legal counsel, accounting, printing, transfer agent, SEC, NASDAQ and miscellaneous fees and expenses). No expenses were paid to directors, officers and persons owning more than ten percent of any class of the Company's equity securities. However, legal expenses of approximately $390,000 were paid to Baer Marks & Upham LLP, counsel to the Company, of which Joel M. Handel, a director of the Company, is a partner. The resultant net offering proceeds to the Company were approximately $23,029,000.

The Company has applied $10.0 million of the net proceeds to the partial repayment of its Credit Facility Agreement with State Street Bank and $6.0 million to the partial payment of outstanding trade payables to Tai Nam Industrial Company Limited and Concentric Toys Limited, each of which are affiliates of David Chu, the Chairman and a principal stockholder of the Company. The balance of the net proceeds will be used for working capital and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits
         None

     b)  Reports on Form 8-K
         None

                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934. the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TOYMAX INTERNATIONAL, INC.
                                          (Registrant)


                                   By   /s/ Steven A. Lebensfeld
                                        ------------------------
                                          Steven A. Lebensfeld
                                          President and Director

                                   By   /s/ William A. Johnson, Jr.
                                        ---------------------------
                                           William A. Johnson, Jr.
                                           Chief Financial Officer and
                                           Treasurer (Principal Financial
                                           and Accounting Officer)


Date:  February 12, 1998