Form 10-K
period 1998-03-31
TOYMAX INTERNATIONAL INC
filed 1998-06-29
CIK 1044010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                        OF THE SECURITIES ACT OF 1934

                             FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                                OR

   / /                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                        OF THE SECURITIES ACT OF 1934

                                 COMMISSION FILE NUMBER: 0-23215

                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1) Yes /X/ No / /    (2) Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 1998 was $22,532,731. The calculation does not reflect a determination that persons are affiliates for any other purposes.

    Number of shares of common stock outstanding as of June 16, 1998:
10,605,000.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Toymax International, Inc. Annual Report to Shareholders for the year ended March 31, 1998.

2. Portions of the Toymax International, Inc. 1998 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

                                     PART I

ITEM 1. BUSINESS

    Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors, include, without limitation, the demand for Laser Challenge-TM- and other products of the Company; the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials; and changes in trade relations regarding China. The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Additional explanation of these factors and other factors affecting the Company's performance are set forth from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

GENERAL

    Toymax International, Inc. ("TOYMAX" and the "COMPANY") creates, designs and develops innovative toys, which it markets and sells in the U.S. and throughout the world. The Company has focused on developing and marketing children's activity toys, including Creepy Crawlers-Registered Trademark-, Metal Molder-TM-and Magic Maker-Registered Trademark-, girls' toys, such as Talking Tina-Registered Trademark-, and action toys, such as Laser Challenge-TM-. Management believes that the major strengths of the Company include creativity in the development of new toys, such as Metal Molder, and the redevelopment and reintroduction of successful toy lines from the past, such as Creepy Crawlers.

    The Company has generated net profits in four out of its last five fiscal years. For the fiscal year ended March 31, 1998, Toymax had net sales of $99.3 million and a net income of $11.3 million compared to net sales of $54.7 million and net income of $3.3 million in fiscal 1997, increases of 81.6% and 238.8%, respectively. This was primarily due to the increased sales of the Laser Challenge line as well as the introduction of new products.

    The Company believes it is well positioned for future growth. The key elements of the Company's growth strategy are to: (i) extend product lines of existing core brands, such as Laser Challenge; (ii) expand into new core product categories; (iii) expand into traditional spring toys, particularly in the categories of action toys and water toys; (iv) develop and penetrate new markets; and (v) continue to license recognized brand names such as Disney's "A Bug's Life," Chevrolet, and Mercedes.

THE TOY INDUSTRY AND COMPETITION

    The majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively lower than in the U.S. The largest foreign manufacturing market is the People's Republic of China ("PRC"), followed by Japan and Taiwan. Such operations require greater lead times than domestic manufacturing operations and also result in greater shipping costs, particularly for larger toys. The design, production and sales of toy products in the U.S. are subject to various regulations.

    Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: mass merchandisers, small independent toy stores, gift and novelty shops, warehouse clubs and mail order catalogs. Despite the broad number of toy outlets, retail toy sales have been increasingly generated by a small number of large chains, such as Toys "R" Us, Wal-Mart, Kay-Bee, Kmart and Target. Despite this consolidation in recent years, both at the retail and manufacturing level, many small and mid-size companies continue to compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products. This has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. Such consolidation may have a negative impact on small and mid-sized toy companies, such as the Company, to compete.

    The toy industry is highly competitive. Competition within the industry is based on consumer preferences, order fulfillment, pricing and new product development. In recent years, the toy industry has experienced rapid consolidation. The Company competes with many toy companies that have greater financial resources, greater name recognition, larger sales, marketing and product development departments and greater economies of scale. Due to the low barriers to entry into the toy industry, the Company also competes with smaller domestic and foreign toy manufacturers, importers and marketers.

SEASONALITY AND BACKLOG

    Sales of toy products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. This pattern is expected to continue for the foreseeable future.

    The result of these seasonal patterns is that operating results and demand for working capital vary significantly by quarter and net losses may be expected in the first quarter of the fiscal year for the foreseeable future. Orders placed with the Company for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes the Company to believe that backlog may not be an accurate indicator of the Company's future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

    The Company seeks to expand into product categories which are traditionally popular in the first and second calendar quarters in order to reduce its dependence on third and fourth quarter sales. The Company markets water toys and Laser Challenge accessories in an effort to boost sales in these quarters.

PRODUCTS

    The Company's existing product lines and 1998 product introductions and extensions fall into five categories: Action Toys, Children's Activity Toys, Girls' Toys, Vehicles and Electronic Games and Toys.

    ACTION TOYS

    The Laser Challenge brand was introduced in 1996, and continues to be the top-selling laser game. The Laser Challenge system uses an advanced infra-red light technology which is effective at longer firing distances. Based upon the continued success of the brand, a number of line extensions were introduced. The Laser Challenge Cybersplash system, which incorporates the same technology as other Laser Challenge products, includes a vest filled with water that soaks the player when hit by a laser blast. Micro Max Blasters, the compact version in the Laser Challenge family, contains all the power of the original equipment, fires over 150 feet and includes a holster that doubles as a sensor for portability. The Laser Challenge V2 ELS (Extreme Laser System) segment includes blasters with longer firing distances and more features built into the blasters and sensor vests; and the ELS Game System, which enables players to track and record their game statistics just as they do in commercial laser arenas. The V2 Ultrawide Laser Blaster fires a light beam up to 50 feet wide and at distances up to 400 feet. The V2 Firestorm Blaster fires a light beam over 1,000 feet, includes a built in scope for firing accuracy and a recoil feature.

    CHILDREN'S ACTIVITY TOYS

    The Company continues to build on its success in Children's Activity Toys through the extension of the existing Creepy Crawlers, Metal Molder and Precious Metals product lines as well as with the introduction of new lines. In 1998, the Company secured an exclusive license with Disney Consumer Products to produce a Creepy Crawlers "A Bug's Life" Bug Creator and mold pak accessories, based upon the Disney/ Pixar movie expected to be released in November 1998. Line extensions in 1998 for the Metal Molder Die Cast Factory include deluxe molding kits to make larger vehicles with real moving parts, which can be decorated, played with and displayed. The Precious Metals product line extensions include Deluxe Enchanted Jewelry Kits to make stylish earrings, pendants and bracelets. With the new Super Injector Molding Machine, children can create toy soldiers. Using the Super Injector and various color molding sticks, they can create an endless variety of figures, including aliens, by mixing and matching upper and lower body parts. Themed Super Injector Mold 'N Play kits include molds for additional figures as well as play environments. In fiscal 1998, the Company added 3-D Art, Make Your Own Windchimes and Woodshop activity toys, along with additional styles of Bean Bag Pets, to the Magic Maker brand.

    GIRLS' TOYS

    The Company's Girls' Toys product lines include dolls that incorporate lights and sounds in various forms and are sold in "try-me" packaging or with packaging visuals that demonstrate the features at the store level. These include Talking Tina, Tiny Twinkles, Brush 'N Magic and Bubble Tots.

    VEHICLES

    The Company introduced the Mighty Mo's brand of innovative vehicles late in fiscal 1998. The first product introduced in the line utilizes a "key chain controller" to activate these light, sound and motion vehicles. The Company currently has license arrangements to produce Corvette, Chevy S-10 Pick-up and Mercedes styles. Also new for fiscal 1999, under the Mighty Mo's brand name are Monster Trucks, flywheel powered endurance vehicles; Drop Shifter Racers, rev and go vehicles; and Lightening Rodz, motorized retro styled vehicles with lights, sounds and rumbling action.

    ELECTRONIC GAMES AND TOYS

    Expanding on the success of the Laser Challenge and the brand equity at both the retail and the consumer level, the Fall 1999 line will include Laser Challenge Light Warriors, a tabletop electronic game in which players control robots who battle each other with light. In 1998, the Company signed an exclusive agreement to distribute hand-held Nintendo Mini Classics games in the United States. Four games are available, each of which includes a key ring and a built in alarm clock. At the 1998 Toy Fair in New York, the Company introduced Arcadia Electronic Skeet Shoot, a tabletop home arcade game that lets players shoot at a moving light target that is projected on a wall. The unit has different games, modes and speeds, which result in numerous gameplay combinations. The Company also introduced R.A.D., the technologically advanced high performance all terrain radio-controlled articulated robot.

PRODUCT DESIGN AND DEVELOPMENT

    The Company has built a knowledgeable in-house product development team and a network of independent designers to create new products. Employees in the Marketing and Research and Development departments coordinate efforts to design and develop the majority of the Company's toy concepts and products. Current technologies have been utilized to redesign and redevelop major brands and toy products from the past, E.G. Creepy Crawlers. The Company's Research and Development department is comprised of sixteen employees. Total Company-sponsored research and development expenses for fiscal 1996, 1997 and 1998 were $2.0 million, $1.8 million and $2.9 million, respectively.

    The Company continually evaluates new product ideas generated by a number of outside designers to maintain access to a wide range of development talent. When a product is developed based on the idea presented by an independent designer, the Company enters into a license agreement with the designer.

LICENSING

    Licensing is a major influence on the toy industry affecting virtually all product categories. Although the Company has not significantly relied on entertainment-related licenses, the Company has marketed and continues to market versions of its core product lines based on licensed popular children's characters and trademarks from major entertainment companies and other widely-known corporate trademarks. Currently, the Company has license agreements with Disney Enterprises Inc., for the use of the "A BUG'S LIFE" name, the Chevrolet Motor Division of General Motors, for the use of the CHEVROLET and CORVETTE brand names, and Daimler-Benz for use of the MERCEDES brand name. The Company has also granted licenses based upon its Creepy Crawlers brand for which it receives royalties.

    In return for the use of the licensed character or brand name, the Company typically pays licensing fees of up to 18% of net sales from products marketed under the subject license. Furthermore, the acquisition of a license generally involves the payment of non-refundable minimum royalty payments.

    In 1998 the Company entered into an agreement for the distribution of Nintendo Mini Classic hand-held games.

SALES AND DISTRIBUTION

    Toymax conducts its sales activities through its wholly owned subsidiaries, Toymax Inc. ("TOYMAX NY") and Toymax (H.K.) Limited ("TOYMAX HK"). Following the closing of the Company's initial public offering, the Company had anticipated that it would conduct the business previously conducted through Toymax HK through Toymax (Bermuda) Limited. However, since political circumstances in Hong Kong appear to be stable following the takeover by the PRC, the Company has decided to at least delay any such transition that it may make and further consider whether there are any economic benefits from making this change.

    Sales conducted by Toymax NY ("U.S. DOMESTIC SALES") consist of sales of the Company's promotional product lines to U.S. customers pursuant to customer purchase orders. Customers purchasing products on this basis include Toys "R" Us, Kay-Bee Toys, F.A.O. Schwarz, Wal-Mart Stores, Inc., Kmart Corporation and Target Stores, Inc. Sales conducted by Toymax HK ("TOYMAX HK SALES") consist of sales on a free on board ("FOB") Hong Kong basis which are generally based on letters of credit, and include sales of lower priced basic products to U.S. and international retailers; including Toys "R" Us International, Index (U.K.), Blokker (Holland); and sales of the Company's promotional product lines to approximately 40 international distributors. The Company's products are sold in over 50 countries around the world. The following table depicts the Company's net sales in these two categories for the last three fiscal years:

                                                                         FISCAL YEAR
                                                               -------------------------------
SALES                                                            1996       1997       1998
-------------------------------------------------------------  ---------  ---------  ---------

                                                                       (IN THOUSANDS)
U.S. Domestic Sales..........................................  $  26,951  $  38,793  $  76,264
Toymax HK Sales..............................................     16,671     15,890     23,065
                                                               ---------  ---------  ---------
      Net Sales..............................................  $  43,622  $  54,683  $  99,329
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    U.S. DOMESTIC SALES. The Company's U.S. sales activities are conducted through its nationwide network of independent sales representatives, an in-house sales staff and, with respect to certain major accounts, by senior management. Comprised of more than 34 sales executives and five sales organizations at March 31, 1998, this sales network maintains close customer relationships, develops new accounts and presents new products to its established customers. The Company's leading U.S. customers (not including FOB Hong Kong sales to the U.S.) include major toy retailers, mass merchandisers, department stores and catalog companies. The Company's top three U.S. Domestic accounts for fiscal 1998, Toys "R" Us, Wal-Mart and Kay-Bee, accounted for 71.0% of domestic sales for fiscal 1998. U.S. Domestic Sales constituted 61.8%, 70.9% and 76.8% of consolidated net sales in fiscal 1996, 1997 and 1998, respectively.

    TOYMAX HK SALES. Toymax HK Sales are comprised of sales to international retailers and distributors and to certain U.S. retailers. Such sales are conducted on a FOB Hong Kong basis and generally require the opening of a letter of credit. Since its inception in 1990, Toymax has emphasized international sales, and today Toymax's products are sold in over 50 countries worldwide. The Company's international sales network consists of 40 international distributors and nine international sales representative organizations. In fiscal 1996, 1997 and 1998, Toymax HK sales accounted for 38.2%, 29.1% and 23.2% of net sales, respectively.

    The Company also maintains "house accounts" which involve direct sales by the Company to certain major international retailers. Such "house accounts" are not covered by the Company's distribution agreements or sales representative agreements. Major international retailers to whom the Company sells directly include Toys "R" Us International, Blokker (Holland) and Woolworth (U.K.).

CUSTOMERS

    The Company's top five customers accounted for approximately 69.2% of the Company's invoiced sales in fiscal 1998. Only Toys "R" Us and Wal-Mart accounted for more than 10% of invoiced sales during the period.

MARKETING

    The Company employs a variety of methods to market its new and existing products. New toys, existing toys and line extensions are marketed primarily by members of the Company's executive and sales management at the Company's showrooms in Hong Kong and New York during major international toy shows. The Company is also represented at additional toy shows both domestically and internationally.

    Product packaging and placement is a large part of the Company's overall marketing strategy. The Company's products are sold in brightly colored, eye-catching packages with strong brand identity. All packaging must meet strict guidelines for communication effectiveness and for its ability to stand out from the competitive clutter. Furthermore, the Company seeks prime shelf space (including end caps and "power walls") in the stores of its major retail customers.

    The Company currently allocates a significant portion of its marketing resources to television advertising, which it believes is the most cost-effective way to reach its primary target audience of children. The commercials are run on national television and in local spot television markets to support the promotional efforts and distribution patterns of its key retailers.

    The Company also relies on public relations and promotional programs to generate excitement about its key brands. The Company is currently participating in Laser Challenge sampling programs with selected summer camps, providing Cybersplash sets to selected Police Athletic League Chapters and has introduced a Laser Challenge Points Program. In addition, the Company has recently established the Laser Challenge League, a fan club devoted to encouraging interest in the Laser Challenge system.

    The Company has a worldwide web site (http://www.laserchallenge.com) on the Internet, which features its Laser Challenge system and provides information about certain new products including release dates and current promotions.

    The Company also employs traditional marketing methods such as couponing and in-store demonstrations adjacent to its products.

PURCHASING AND MANUFACTURING

    The Company currently contracts for all of its manufacturing requirements. Management believes that this practice provides the Company with the most efficient use of its capital at this time. Tai Nam Industrial Company Limited ("TAI NAM"), which is based in Hong Kong, serves as the Company's purchasing agent pursuant to an agency agreement (the "AGENCY AGREEMENT") dated April 1, 1997, as amended, between Tai Nam and Toymax NY. Since the Company's founding, Tai Nam or its affiliate, Concentric Toys Limited ("CONCENTRIC"), has served as the Company's purchasing agent. Tai Nam and Concentric are owned by David Chu, the Chairman and a principal stockholder of the Company. As the Company's purchasing agent, Tai Nam arranges for the manufacturing of the Company's products based on purchase orders placed with Tai Nam by the Company. In addition, Tai Nam handles all shipping documents, letters of credit, bills and payments, serves as liaison with other vendors and performs quality control functions. For these services, Tai Nam receives an agency fee of 7% of the gross invoiced value of products purchased by the Company. Pursuant to the Agency Agreement, Toymax purchases products from Tai Nam at Yantian (PRC) FOB prices. The Company pays all expenses associated with the making of molds for new products. Pursuant to the Agency Agreement, the Company owns the tooling and molds for its products. The term of the Agency Agreement ends on March 31, 1999.

    The Company believes that it has a favorable marketer-supplier relationship with Tai Nam. Prior to the formation of Toymax in 1990, Steven Lebensfeld, President of the Company, and Harvey Goldberg, Executive Vice President of the Company, each had a marketer-supplier relationship with Tai Nam. The Company believes that the price, quality of merchandise, reliability, and the ability of Tai Nam to meet the Company's timing requirements for delivery have been comparable to, if not better than, those available from unaffiliated third parties and those which are customary in the industry.

    As purchasing agent, Tai Nam arranges for the manufacturing of the Company's products based on purchase orders placed with Tai Nam by the Company. The majority of such products have been and are currently manufactured by Jauntiway Investment Limited ("JAUNTIWAY"). Jauntiway is an OEM toy manufacturer with two manufacturing facilities in the southern portion of the PRC, including an ISO 9002 factory. Jauntiway is also owned by Mr. Chu. Since the Company's inception, Jauntiway has been the Company's most important manufacturer and the Company has been Jauntiway's leading customer. In fiscal 1997 and 1998, approximately 85% and 95%, respectively, of the Company's products were manufactured by Jauntiway (some utilizing subcontractors). The Company entered into a manufacturing agreement with Tai Nam and Jauntiway dated September 22, 1997. This agreement contains standard manufacturing terms as well as providing that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders.

    The Company considers the terms it receives from Jauntiway (through Tai Nam) to be at least as favorable to the Company as those available from unaffiliated third parties and those which are customary in the industry. All of the Company's affiliated transactions, including those with Tai Nam and Jauntiway, are subject to the approval of the independent directors of the Company's Board of Directors.

    Manufacturing commitments are made on a purchase order basis. The Company bases its production schedules on customer estimates and orders, historical trends, the results of market research and current market information. The Company closely monitors market activity and adjusts production schedules accordingly. The Company utilizes Electronic Data Interchange ("EDI") programs maintained by certain of its largest customers, which allows the Company to monitor actual store sales and inventories, and thereby to schedule its production to meet anticipated re-orders.

    Tai Nam and Jauntiway also obtain products or components from other independent manufacturers located principally in the southern portion of the PRC, particularly during peak production periods. These suppliers are selected based on the quality of their products, prices and service. Tai Nam closely monitors its suppliers' manufacturing operations, including quality control, production scheduling and order fulfillment.

    The basic raw materials used by Jauntiway in manufacturing the Company's products are petrochemical resin derivatives. Costs of petrochemical derivatives are affected by demand and supply as well as the value of the U. S. dollar in relation to foreign currencies, and have been subject to volatility in recent years. There can be no assurance as to the timing or extent to which the Company will be able to pass on any raw material price increases to its customers.

    In addition, a large portion of Jauntiway's petrochemical derivates is imported from Taiwan via Hong Kong. Any disruption of trade between Taiwan and the PRC may have a significant adverse impact on Jauntiway's operations and therefore could have a significant adverse impact on the Company's results of operations.

GOVERNMENT AND INDUSTRY REGULATION

    The Company is subject to the provisions of the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act, the Flammable Fabrics Act and the regulations promulgated under each such act. Such acts empower the Consumer Product Safety Commission ("CPSC") to protect the public from hazardous goods. The CPSC has the authority to exclude from the market goods that are found to be hazardous and requires a manufacturer to repurchase such goods under certain circumstances. The Company sends samples of all of its marketed products to independent laboratories to test for compliance with the CPSC's rules and regulations, as well as with the product standards of the Toy Manufacturers of America, Inc. ("TMA"). The Company is not required to comply with the product standards of the TMA, but does so voluntarily. Similar consumer protection laws exist in state and local jurisdictions within the United States as well as certain foreign countries. The Company designs its products to exceed the highest safety standards imposed or recommended either by government or industry regulatory authorities. To date, the Company has not been found to be in material violation of any governmental product standard with respect to the Company's products.

    The Company is not required by the U.S. government to obtain any quality or safety approvals prior to sales in the U.S. However, prior to shipment, the Company's products are tested by independent laboratories on behalf of the Company and major retailers. The Company, however, is required to have and has obtained European Community (CE) approval, European's toy safety Standard, for its products sold in Europe. In addition, the Company, together with Tai Nam, has obtained the Chinese quality license for export commodities from the Chinese Import and Export Commodity Inspection Bureau. Such license will expire on June 28, 1999.

TARIFFS AND DUTIES

    In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated, effective January 1, 1995, from products manufactured in all Most Favored Nation ("MFN") countries (including the PRC). In June 1997, the United States extended the PRC's MFN status through July 3, 1998 which allows products imported into the United States from the PRC to be accorded normal import duties. Increases in quotas, duties, tariffs or other changes or trade restrictions, which may be imposed in the future, would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status were revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy products manufactured in the PRC and imported into the United States. However, the Clinton Administration has stated its intent to renew MFN trading status for the PRC for the coming year.

    In addition, Toymax HK is based in Hong Kong. On July 1, 1997, sovereignty of Hong Kong reverted back to the PRC. To date, this change has not impacted the Company's business.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

    The Company owns or controls numerous patents and trademarks, which limit the ability of third parties to directly compete with the Company in its major brands. Key patents cover the Creepy Crawlers Workshop and the Creature Creator ovens, as well as aspects of the Laser Challenge system. Key trademarks include Creepy Crawlers-Registered Trademark-, Plasti-Goop-Registered Trademark-, Talking Tina-Registered Trademark-, Laser Challenge-TM-, Metal Molder-TM-, Tattoo Graphix-Registered Trademark- and Magic Maker-Registered Trademark-. The Company has patents pending with regard to the Metal Molder and Laser Challenge product lines.

    Certain of the Company's product lines also incorporate concepts or technologies created by outside designers, some of which are patented by licenses. In addition, many of the Company's products incorporate intellectual property rights, such as characters or brand names, that are proprietary to third parties. The Company typically enters into a license agreement to acquire the rights to the concepts, technologies or other rights for use with the Company's products. These license agreements typically provide for the retention of ownership of the technology, concepts or other intellectual property by the licensor and the payment of a royalty to the licensor. Such royalty payments generally are based on the net sales of the licensed product for the duration of the license and, depending on the revenues generated from the sale of the licensed product, may be substantial. In addition, such agreements often provide for an advance payment of royalties and may require the Company to guarantee payment of a minimum level of royalties that may exceed the actual royalties generated from net sales of the licensed product. Some of these agreements have fixed terms and may need to be renewed or renegotiated prior to their expiration in order for the Company to continue to sell the licensed product.

INFLATION

    The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations. Although rates of inflation in Asia have periodically resulted in an increase in the cost of manufacturing the Company's products and such increased costs have had a modest impact on margins, the Company does not believe that inflation in Asia has had a materially adverse effect on its results of operations.

EMPLOYEES

    At March 31, 1998, the Company had 63 full time employees based at its corporate offices in Plainview, New York; one full time employee located in San Francisco, California; and one full time employee based in Green Bay, Wisconsin. The Company is not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The Company leases approximately 27,000 square feet of space in Plainview, New York for its corporate offices. The lease has an annual rental obligation, which ranges from $438,592 in the second year to $493,638 in the sixth year, followed by a decrease to $445,941 in the seventh year. This lease expires on April 30, 2004.

    In addition, the Company leases approximately 3,270 square feet of space at the Toy Center, 200 Fifth Avenue, New York, New York, to house its New York City showroom facility. This lease has an annual rental obligation of $115,020 and expires on April 30, 2003. The Company also leases approximately 260 square feet of space at the Toy Center, which has a monthly rent of $2,200 and expires November 30, 1998.

    The Company rents approximately 1,628 square feet of space in Kowloon, Hong Kong from David Chu, Chairman of the Company, which it uses as a showroom facility. The monthly rent under this lease is $5,900. The lease expires on August 1, 1998.

    The Company leases, on a month to month basis, approximately 48,943 square feet of space in Westbury, New York for warehousing purposes. The lease has a monthly rental obligation of $5,000.

    The Company utilizes public warehousing facilities in Tacoma, Washington and Plainview, New York and is charged based upon its usage of the facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

    In April 1997, Link Group International, a developer of toy games, filed a complaint against the Company in the United States District Court for the District of Connecticut, alleging breach of express and implied contracts, unjust enrichment, misappropriation, conversion and tortious interference with contract. The current complaint (Third Amended Complaint) alleges claims against the Company for breach of an express contract, breach of an implied contract, unjust enrichment, fraud, promissory estoppel, misappropriation and conversion, violation of the Connecticut Unfair Trade Practices Act and violation of the Uniform Trade Secrets Act. The plaintiff seeks monetary damages representing the greater of disgorgement of profit or royalties on past Laser Challenge sales, royalties on additional Laser Challenge sales, the lost goodwill and punitive damages. The Company has made a motion to dismiss the fraud claim. The Company intends to continue to defend the action vigorously and does not believe that it will have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance of the outcome.

    In October 1997, the Company entered into a Settlement Agreement with 4Kids Entertainment, Inc. resolving all disputes between the Companies. While the terms of the agreement are confidential, they did not have a material effect on the financial condition of the Company or the Company's results of operations.

    In April 1998, the Company entered into a Settlement Agreement with Saban Entertainment, Inc. and Saban International resolving all disputes between the Companies. While the terms of the agreement are confidential, in management's opinion, the terms of the agreement will not have a material effect on the financial condition of the Company or the Company's results of operations.

    The Company has been notified by the Internal Revenue Service concerning a pending examination covering tax years 1993, 1994 and 1995. As of the date of this Form 10-K, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact, if any, on the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    (a) Since October 20, 1997, the Company's Common Stock has been trading on the NASDAQ National Market System under the symbol "TMAX." The following table sets forth the high and low closing sales prices of the Company's Common Stock in each of the following quarters as reported by NASDAQ:

FISCAL 1998                                                                    HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Third Quarter (from October 20, 1997)......................................    9 13/16      7 1/4
Fourth Quarter.............................................................     10 1/8      6 3/4

    As of June 16, 1998, the number of holders of record of Common Stock was approximately 1,856.

DIVIDEND POLICY

    Prior to its initial public offering, the Company declared dividends to its stockholders in 1993, 1994 and 1995. The Company currently intends to retain earnings, if any, to finance the development and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's ability to generate earnings, need for capital, overall financial condition and any restrictions contained in any then existing financing or other agreements.

    (b) The Company's Registration Statement on Form S-1 (Registration No. 333-33409) with respect to its initial public offering of securities was declared effective and commenced on October 20, 1997 by the Securities and Exchange Commission. The managing underwriters of the offering were Fahnestock & Co. Inc. and Wedbush Morgan Securities Inc. The Company registered and sold 3,105,000 shares of its Common Stock for an aggregate public offering price of $26,392,500. The offering has since been completed.

    The total amount of expenses incurred by the Company in connection with the offering is estimated at approximately $3,470,000, which is comprised of $1,925,000 for underwriting discounts, $75,000 of underwriter's non-accountable expenses, and approximately $1,470,000 of other expenses (including legal counsel, accounting, printing, transfer agent, SEC, NASDAQ and miscellaneous fees and expenses). No expenses were paid to directors, officers and persons owning more than ten percent of any class of the Company's equity securities. However, legal expenses of approximately $390,000 were paid to Baer Marks & Upham LLP, counsel to the Company, of which Joel M. Handel, a director of the Company, is a partner. The resultant net offering proceeds to the Company was approximately $22,921,000.

    The Company has applied approximately $13.0 million of the net proceeds to the repayment of its credit facility agreement (the "Agreement") with State Street Bank and Trust Company, Hong Kong Branch (the "Bank") and approximately $7.0 million to the partial repayment of outstanding trade payables to Tai Nam and Concentric, each of which are affiliates of David Chu, the Chairman and a principal stockholder of the Company. The remaining net proceeds will be used by the Company for general working capital purposes.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The Selected Consolidated Financial Data of the Company has been derived from the audited consolidated financial statements of Toymax International, Inc. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  FISCAL YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------------
                                                      1994        1995        1996        1997        1998
                                                   ----------  ----------  ----------  ----------  ----------

                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales........................................  $   72,431  $   70,623  $   43,622  $   54,683  $   99,329
Cost of goods sold...............................      37,518      42,640      30,601      33,837      54,971
                                                   ----------  ----------  ----------  ----------  ----------
Gross profit.....................................      34,913      27,983      13,021      20,846      44,358
Selling and administrative expenses..............      21,525      27,121      24,641      18,026      28,166
                                                   ----------  ----------  ----------  ----------  ----------
Operating income (loss)..........................      13,388         862     (11,620)      2,820      16,192
Other income (expense), net......................        (225)       (332)        300         228        (549)
Interest expense, net............................        (483)       (460)       (738)       (394)       (212)
                                                   ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and minority
  interest.......................................      12,680          70     (12,058)      2,654      15,431
Income tax expense (benefit).....................       4,818        (198)     (2,254)       (681)      4,133
                                                   ----------  ----------  ----------  ----------  ----------
Income (loss) before minority interest in net
  loss of subsidiary.............................       7,862         268      (9,804)      3,335      11,298
Minority interest in net loss of subsidiary......           0           0           0          12          42
                                                   ----------  ----------  ----------  ----------  ----------
Net income (loss)................................  $    7,862  $      268  $   (9,804) $    3,347  $   11,340
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Basic and diluted earnings (loss) per share......  $     1.05  $      .04  $    (1.31) $      .45  $     1.28
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Cash dividends declared per common share.........  $      .18  $      .09  $   --      $   --      $   --
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Basic and diluted average common shares
  outstanding....................................   7,500,000   7,500,000   7,500,000   7,500,000   8,847,781

                                                                                  MARCH 31,
                                                           -------------------------------------------------------
                                                             1994       1995        1996        1997       1998
                                                           ---------  ---------  ----------  ----------  ---------
BALANCE SHEET DATA:
Working capital (deficit)................................  $   3,532  $   1,479  $   (6,123) $   (2,135) $  31,755
Total assets.............................................     27,659     25,542      22,127      26,278     53,831
Short-term debt..........................................      3,448      2,487       4,013       8,447     --
Long-term obligations (including current portion)........        182        206         119          46         77
Total stockholders' equity (deficit).....................      7,144      6,712      (3,092)        255     34,703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company creates, designs and develops innovative toys, which it markets and sells in the U. S. and throughout the world. The Company has focused on developing and marketing children's activity toys, including Creepy Crawlers-Registered Trademark-, Metal Molder-TM- and Magic
Maker-Registered Trademark-, girls' toys, such as Talking
Tina-Registered Trademark-, and action toys, such as Laser Challenge-TM-. Management believes that the major strengths of the Company include creativity in the development of new toys, such as Metal Molder, and the redevelopment and reintroduction of successful toy lines from the past, such as Creepy Crawlers.

    On October 20, 1997, the Company sold 2,700,000 shares of common stock for $8.50 per share pursuant to an initial public offering. In November 1997, the underwriters exercised their over-allotment option in full and, as a result, the Company sold an additional 405,000 shares at $8.50 per share. The total net proceeds from the initial public offering were approximately $22.9 million.

RESULTS OF OPERATIONS

    The following table sets forth the percentages of net sales of certain income and expense items of the Company for the last three fiscal years:

                                                                        PERCENTAGE OF NET SALES
                                                                    -------------------------------
                                                                         YEARS ENDED MARCH 31,
                                                                    -------------------------------

                                                                      1996       1997       1998
                                                                    ---------  ---------  ---------
Net sales.........................................................      100.0%     100.0%     100.0%
Cost of goods sold................................................       70.2       61.9       55.3
                                                                    ---------  ---------  ---------
Gross profit......................................................       29.8       38.1       44.7
Selling and administrative expenses...............................       56.5       33.0       28.4
                                                                    ---------  ---------  ---------
Operating income (loss)...........................................      (26.7)       5.1       16.3
Other income (expense), net.......................................        0.7        0.4       (0.5)
Interest expense, net.............................................       (1.7)      (0.7)      (0.2)
Income tax expense (benefit)......................................       (5.2)      (1.3)       4.2
                                                                    ---------  ---------  ---------
Net income (loss).................................................      (22.5)%       6.1%      11.4%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

    FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOWS, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX NY (WHICH HAS CONDUCTED THE COMPANY'S U.S. DOMESTIC SALES) ARE REFERRED TO AS THE "U.S. DOMESTIC OPERATION" AND THOSE REFERRING TO THE PERFORMANCE OF TOYMAX HK (WHICH HAS CONDUCTED THE COMPANY'S FOB HONG KONG SALES) ARE REFERRED TO AS THE "FOB HONG KONG OPERATION."

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1997

    NET SALES. Net sales for fiscal 1998 increased to $99.3 million from $54.7 million in fiscal 1997, an increase of $44.6 million, or 81.6%.

    Net sales of the U.S. Domestic Operation increased 96.6% to $76.3 million, or 76.8% of total net sales, in fiscal 1998, from $38.8 million, or 70.9% of total net sales, for fiscal 1997. Net sales of the FOB Hong Kong Operation increased 45.2% to $23.1 million, or 23.2% of total net sales, in fiscal 1998 from $15.9 million, or 29.1% of total net sales, in fiscal 1997. The increase in net sales, in both operations, was mainly attributable to the inclusion of the Laser Challenge and Metal Molder product lines for the full fiscal year 1998 compared to only a portion of fiscal 1997 when they were first introduced. These lines were initially shipped to customers in the latter part of the quarter ended September 30, 1996. In fiscal 1998 Laser Challenge represented 78.6% of total net sales. In addition, the Precious Metals product line, introduced in fiscal 1998, contributed to the increase in net sales. These increases were partially offset by decreases in net sales of the Dollymaker line of Girls' Toys and the discontinuance of the Goosebumps product line.

    GROSS PROFIT. Gross profit for fiscal 1998 increased by $23.6 million, or 112.8%, to $44.4 million, or 44.7% of net sales, from $20.8 million, or 38.1% of net sales, for fiscal 1997.

    The increase in gross profit as a percentage of net sales was primarily due to an improvement in the U.S. Domestic Operation, which achieved a gross profit of 47.8% in fiscal 1998 as compared to 39.7% in fiscal 1997. The increase in the U.S. Domestic Operation's gross profit percentage was mainly attributable to higher product margins on invoiced sales partially offset by an increase in customer discounts and allowances. In addition, the U.S. Domestic Operation, which generally produces a higher gross profit margin than the FOB Hong Kong Operation, represented 76.8% of total net sales in fiscal 1998 compared to 70.9% in fiscal 1997.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 1998 increased by $10.2 million, or 56.3%, to $28.2 million, or 28.4% of net sales, from $18.0 million, or 33.0% of net sales, for fiscal 1997. The increase was mainly attributable to; (i) an increase in advertising expenses of $3.9 million primarily to support the sales of Laser Challenge, although, advertising expense decreased as a percentage of net sales to 8.9% in fiscal 1998 from 9.0% in fiscal 1997; (ii) an increase in payroll expenses of $2.6 million primarily reflecting increased staffing and a provision for the Executive Bonus Plan, however, payroll expense decreased as a percentage of net sales to 6.1% in fiscal 1998 from 6.3% in fiscal 1997; (iii) an increase in sales commissions of $1.3 million as a direct result of the increase in net sales; and (iv) an increase in professional fees of $1.4 million primarily due to increased litigation and trademark related expenses.

    OPERATING INCOME. As a result of the foregoing, operating income for fiscal 1998 increased by $13.4 million, or 474.2%, to $16.2 million from $2.8 million for fiscal 1997.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net for fiscal 1998 decreased by $0.8 million or 340.9%, to an expense of $0.6 million from income of $0.2 million for fiscal 1997. The decrease in other income (expense), net is primarily the result of the termination of an agency agreement between Toymax HK and another unaffiliated international toy distributor on December 31, 1996. In addition, there was an increase in finance charges as a direct result of the increase in sales for fiscal 1998.

    INTEREST EXPENSE, NET. Net interest expense for fiscal 1998 was $0.2 million, compared to $0.4 million in fiscal 1997, a 46.3% decrease. The decrease in net interest expense was primarily due to an increase in interest income resulting from the investment of funds received from the Company's initial public offering.

    INCOME BEFORE TAXES. Income before taxes for fiscal 1998 increased by $12.7 million to $15.4 million, compared to income before taxes of $2.7 million for fiscal 1997.

    INCOME TAX EXPENSE (BENEFIT). Income taxes for fiscal 1998 increased by approximately $4.8 million to a provision of approximately $4.1 million from a benefit of approximately $0.7 million for fiscal 1997, primarily due to increased taxable earnings in fiscal 1998 offset by a reduction in the deferred tax valuation allowance.

    During the fiscal year ended March 31, 1998, the balance of the Company's valuation allowance was reversed to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which are expected to be realized. As a result of this and certain other tax adjustments, the Company reflected a gain of approximately $0.6 million or $0.07 per share.

    NET INCOME. As a result of the foregoing, net income for fiscal 1998 increased to $11.3 million ($1.28 per share) from $3.3 million ($0.45 per share) for fiscal 1997, an increase of $8.0 million or 238.8% from fiscal 1997. Excluding the tax adjustment described above, net income would have been approximately $10.7 million ($1.21 per share), an increase of approximately 220.8% from fiscal 1997.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1996

    NET SALES. Net sales for fiscal 1997 increased by $11.1 million, or 25.4%, to $54.7 million from $43.6 million for fiscal 1996. This increase in sales was mainly attributable to the introduction of the Laser Challenge, Metal Molder and the licensed Goosebumps product lines which accounted for approximately 62% of net sales in fiscal 1997, partially offset by a decrease in net sales of the Creepy Crawlers and Dollymaker product lines.

    Net sales of the U.S. Domestic operation increased 43.9% to $38.8 million, or 70.9% of total net sales, in fiscal 1997, from $27.0 million, or 61.8% of total net sales, in fiscal 1996. Net sales of the FOB Hong Kong Operation decreased 4.7% to $15.9 million, or 29.1%, of total net sales in fiscal 1997 from $16.7 million, or 38.2% of total net sales, in fiscal 1996. The relatively late introduction of the new products in the FOB Hong Kong Operation resulted in their having less impact on FOB Hong Kong Operation net sales which are generally ordered and shipped earlier than in the U.S. Domestic Operation.

    GROSS PROFIT. Gross profit for fiscal 1997 increased by $7.8 million, or 60.1%, to $20.8 million, or 38.1% of net sales, from $13.0 million, or 29.8%, of net sales for fiscal 1996. The increase in gross profit was mainly due to the increased net sales and an increase in gross profit as a percentage of net sales. The increase in gross profit as a percentage of net sales was mainly attributable to an increase of approximately 14.1% as a percentage of net sales in the U.S. Domestic Operation partially offset by a decrease of 2.5% as a percentage of net sales in the FOB Hong Kong Operation. The increase in the U.S. Domestic Operation was due to improved product margins related to lower manufacturing costs and customer allowances as percentages of net sales. The reduction in manufacturing costs resulted mainly from the Company's decision to close its remaining U.S. manufacturing operations and shift production to a lower cost manufacturer with a factory in China. The decrease in customer allowances was mainly due to better inventory controls, an improved retail environment and a stronger product line which resulted in the Company having to discount fewer of its products and to provide lower sales allowances to retailers.

    The decline for the FOB Hong Kong Operation was primarily due to the lowering of prices on products sold to the United Kingdom and France which had been increased in fiscal 1996 to compensate for an increase in promotional programs in those countries. These programs were discontinued for fiscal 1997 on new product lines.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 1997 decreased by $6.6 million, or 26.8%, to $18.0 million, or 33.0% of net sales, from $24.6 million, or 56.5% of net sales, for fiscal 1996. The decrease in selling and administrative expenses was mainly attributable to decreases in advertising and public relations expenses of $5.2 million due to improved expense controls, a decrease of $0.9 million in the FOB Hong Kong Operation and bad debt expense of $0.9 million due to a provision that was set up in fiscal 1996 for goods delivered and later returned by an international customer, partially offset by an increase in royalty expenses of $0.5 million. The increase in royalty expenses resulted from increased sales of licensed products including the new Goosebumps product line.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income for fiscal 1997 increased by $14.4 million to $2.8 million from a loss of $11.6 million for fiscal 1996.

    NET INTEREST EXPENSE. Net interest expense for fiscal 1997 decreased by $0.3 million, or 46.6%, to $0.4 million from $0.7 million for fiscal 1996. The decrease in net interest expense was mainly due to lower interest costs reflecting a decrease in average borrowings under the Company's credit facility and a decrease in average borrowing rates of approximately 0.6%.

    INCOME (LOSS) BEFORE TAXES. Income (loss) before taxes for fiscal 1997, increased by $14.7 million to income of $2.7 million from a loss of $12.1 million for fiscal 1996.

    INCOME TAX BENEFIT. Income tax benefit for fiscal 1997 decreased by approximately $1.6 million, or 69.8%, to a benefit of approximately $0.7 million from a benefit of approximately $2.3 million for fiscal 1996. The benefit in fiscal 1996 was mainly due to the utilization of a net operating loss carryback, which was available to partially offset the pre-tax loss on the U.S. Domestic Operation. The benefit in fiscal 1997 was mainly due to the reduction in a valuation allowance that was established in fiscal 1996.

    Because of the Company's losses in fiscal 1995 and 1996 from U.S. Domestic Operations, a valuation allowance for the deferred income tax assets was provided due to the uncertainty as to future realization. During the year ended March 31, 1997, the valuation allowance was reduced to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements which are expected to be realized within one year. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid.

    NET INCOME (LOSS). As a result of the foregoing, net income for fiscal 1997 increased by $13.2 million, or 134.1%, to net income of $3.3 million from a net loss of $9.8 million for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During fiscal 1998, cash and cash equivalents increased $20.9 million to $21.5 million. The Company received $8.1 million from operating activities and $13.9 million from financing activities, including $22.9 million from the Company's initial public offering, which included the exercise of the underwriters' over-allotment option in full. The Company used cash of $1.1 million for investing activities, mainly for the acquisition of property and equipment. The Company expects approximately $2.5 million in capital expenditures in fiscal 1999.

    Approximately $13.0 million of the proceeds from the initial public offering were used by the Company to repay its existing Agreement with the Bank. As a result, the Company's outstanding indebtedness under the Agreement, which was $8.4 million at March 31, 1997, was eliminated. Approximately $7.0 million of the proceeds were used by the Company to make partial repayment on outstanding trade payables to the Company's current and former purchasing agents Tai Nam and Concentric, respectively. Tai Nam and Concentric are owned by David Chu, Chairman and a principal stockholder of Toymax. Outstanding payables to these companies was reduced to $3.8 million at March 31, 1998 from $10.8 million at March 31, 1997.

    The remaining initial public offering proceeds will be used by the Company and its operating subsidiaries for general working capital purposes, which may include strategic acquisitions. The Company intends to pursue acquisitions of toy companies and product lines which either complement or enhance the

Company's current products or allow the Company to expand into new market segments. While the Company engages from time to time in discussions with respect to potential investments or acquisitions, the Company presently has no plans, commitments or agreements with respect to any such acquisitions. Pending application of the balance of the net proceeds described herein, such amounts have been invested in short-term, investment-grade, interest-bearing securities.

    During fiscal 1998, of the Company's $8.1 million provided by operating activities, net income contributed $11.3 million partially offset by net changes in operating assets and liabilities of $3.2 million. This amount includes an increase in accounts receivable and amounts due from factor of $3.4 million, primarily due to higher sales levels and a decrease in amounts due to affiliates of $7.0 million from the utilization of a portion of the initial public offering proceeds. These uses of the Company's cash were in large part offset by an $8.0 million increase in accounts payable and accruals primarily due to an increase in accrued rebates and allowances resulting from increases in the percentage of discounts and allowances given to the Company's largest customers as well as higher sales levels. Non-cash items, which included $1.2 million in depreciation and amortization more than offset by changes in deferred income taxes of $2.1 million and $0.8 million in other non-cash items decreased cash provided by operating activities by approximately $0.1 million.

    The Agreement with the Bank is subdivided into three sub-facilities: (i) a $25.0 million Factoring-Cum-Financing Facility ("FINANCING FACILITY") for Toymax NY utilizing a borrowing base formula of 70% of the factored accounts receivable; (ii) a $5.0 million Inventory Financing Facility ("SEASONAL FACILITY") for Toymax NY utilizing a base of 50% of current inventory; and (iii) a $1.0 million Trade Facility ("TRADE FACILITY") for Toymax HK and its affiliate, Tai Nam. At March 31, 1998, the outstanding balance under the Agreement was $0 as compared to $8.4 million at March 31, 1997. The Company's indebtedness under the Agreement was paid down using proceeds from the initial public offering. The maximum borrowing limit under the Agreement is $26.0 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable. Borrowings under the Financing and Seasonal facilities bear interest at U.S. prime rate plus 1/2% per annum.

    The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flows from operations and borrowings under its Agreement with the Bank. The Company expects to finance its longer-term growth primarily with cash flows from operations and with externally generated funds which will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flows from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

    In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

EXCHANGE RATES

    While the Company's product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors of Jauntiway are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in China, and thereby have a negative impact on the Company.

YEAR 2000 COMPLIANCE

    The Company is in the process of evaluating and updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. The Company has completed an initial review of its computer systems and has developed a plan to achieve proper processing of transactions in the year 2000 and beyond by the end of the first quarter of fiscal 2000. The Company's costs incurred to date to implement the plan have not been material and are not expected to be material to operating results in the future. However, other participants in the Company's industry, including customers and suppliers, may also experience functional or data abnormalities. Any significant disruption of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, steps have been taken to communicate with manufacturers, lending institutions, trading partners, vendors and key customers to ensure that their respective software complies with year 2000 requirements.

NEW ACCOUNTING STANDARDS

    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

    Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. These standards are not expected to materially impact the Company's disclosures when they are adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Financial Statement Exhibits are listed in Item 14 and are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference herein from the Company's 1998 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                     -------------

1. FINANCIAL STATEMENTS

  Report of independent certified public accountants                                                           F-1

  Consolidated financial statements:

      Balance sheets as of March 31, 1997 and 1998                                                             F-2

      Statements of operations for the three years in the period ended March 31, 1998                          F-3

      Statements of stockholders' equity (deficit) for the three years in the period ended March               F-4
        31, 1998

      Statements of cash flows for the three years in the period ended March 31, 1998                          F-5

      Notes to consolidated financial statements                                                       F-6 to F-22

2. FINANCIAL STATEMENT SCHEDULES

      Report of independent certified public accountants on the Financial Statement Schedule                   S-1

      Schedule II -- Valuation and Qualifying Accounts for the three years in the period ended                 S-2
        March 31, 1998

    All other schedules have been omitted because the information to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

3. EXHIBITS

    The following Exhibits are filed herewith and made a part hereof:

  *3.1(a)  Certificate of Incorporation of the Registrant.

  *3.1(b)  Form of Amended and Restated Certificate of Incorporation of the Registrant.

   *3.2    By-Laws of the Registrant.

   *4.1    Specimen Stock Certificate for shares of Common Stock.

   *4.2    Form of Representative's Warrant Agreement including Form of Redeemable Warrant
           Certificate.

  *10.1    Form of 1997 Stock Option Plan.

  *10.2    Form of Executive Bonus Plan.

 *10.3(a)  Agreement of lease of the Company's offices at 125 E. Bethpage Road, Plainview,
           New York.

  10.3(b)  Amendment to Lease of the Company's offices at 125 E. Bethpage Road, Plainview,
           New York.

  *10.4    Lease of the Company's showroom at 200 Fifth Avenue, New York, New York, as amended.

  *10.5    Tenancy Agreement between David Chu Ki Kwan, Frances Leung Shuk Kuen and Toymax
           (H.K.) Limited for the Company's showroom at Concordia Plaza, No. 1 Science Museum
           Road, Tsimshatsui East, Kowloon.

  *10.6    Agency Agreement dated April 1, 1997, between the Company and Tai Nam.

  *10.7    Credit Facility Agreement dated June 12, 1997 between the Company and State
           Street.

  *10.8    Security Agreement with State Street dated June 17, 1997.

  *10.9    Factoring Agreement dated June 4, 1991 between the Company and Congress Talcott
           Corporation, as amended.

  *10.11   Form of Employment Agreement with Steven Lebensfeld.

  *10.12   Form of Employment Agreement with Harvey Goldberg.

  *10.13   Form of Employment Agreement with Kenneth Price.

  *10.14   Form of Employment Agreement with Carmine Russo.

   10.15   Form of Employment Agreement with Andrew Stein.

   10.16   Form of Employment Agreement with William A. Johnson, Jr.

  *10.17   Form of Manufacturing Agreement between the Company, Tai Nam and Jauntiway.

  *10.18   Form of Amendment to Agency Agreement between the Company and Tai Nam.

  *21.1    List of Subsidiaries of the Registrant.

   27      Financial Data Schedule

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33409).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOYMAX INTERNATIONAL, INC.
                                (REGISTRANT)

                                BY:           /S/ STEVEN A. LEBENSFELD
                                     -----------------------------------------
                                                Steven A. Lebensfeld
                                                     PRESIDENT

Dated: June 26, 1998

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ DAVID KI KWAN CHU       Chairman
------------------------------                                  June 26, 1998
      David Ki Kwan Chu

   /s/ STEVEN A. LEBENSFELD     President (Principal
------------------------------  Executive Officer) and          June 26, 1998
     Steven A. Lebensfeld       Director

     /s/ HARVEY GOLDBERG        Executive Vice President
------------------------------  and Director                    June 26, 1998
       Harvey Goldberg

                                Chief Financial Officer and
 /s/ WILLIAM A. JOHNSON, JR.    Treasurer (Principal
------------------------------  Financial and Accounting        June 26, 1998
   William A. Johnson, Jr.      Officer)

        /s/ OREN ASHER          Director
------------------------------                                  June 26, 1998
          Oren Asher

      /s/ JOEL M. HANDEL        Director
------------------------------                                  June 26, 1998
        Joel M. Handel

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Toymax International, Inc.

    We have audited the accompanying consolidated balance sheets of Toymax International, Inc. and Subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toymax International, Inc. and Subsidiaries at March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

BDO Seidman, LLP
New York, New York
June 3, 1998

                                                      TOYMAX INTERNATIONAL, INC.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1997           1998
                                                                                     -------------  -------------
ASSETS
CURRENT:
  Cash, includes restricted cash of $110,000 and $320,809..........................  $     564,659  $  21,500,588
  Due from Factor..................................................................     14,311,369     19,251,619
  Accounts receivable, less allowance for possible losses of $739,219 and
    $152,116.......................................................................      2,226,845        523,340
  Due from affiliates..............................................................          4,367       --
  Due from officers................................................................        171,689       --
  Inventories......................................................................      4,797,452      5,474,301
  Prepaid expenses and other current assets........................................        795,869      1,620,124
  Income tax refunds receivable....................................................       --              226,389
  Deferred income taxes............................................................      1,007,350      2,240,098
                                                                                     -------------  -------------
      TOTAL CURRENT ASSETS.........................................................     23,879,600     50,836,459
PROPERTY AND EQUIPMENT, NET........................................................      2,190,861      1,811,731
DEFERRED INCOME TAXES..............................................................         57,228        886,461
OTHER ASSETS.......................................................................        150,153        296,940
                                                                                     -------------  -------------
                                                                                     $  26,277,842  $  53,831,591
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Bank credit facility.............................................................  $   8,447,087  $    --
  Accounts payable.................................................................      1,648,405      2,016,548
  Accrued expenses.................................................................      2,919,735      6,223,513
  Accrued rebates and allowances...................................................      1,425,759      5,792,085
  Due to affiliates................................................................     10,756,471      3,781,974
  Due to officer...................................................................        504,032       --
  Current portion of long-term obligations.........................................         37,714         30,084
  Income taxes payable.............................................................        275,145      1,237,332
                                                                                     -------------  -------------
      TOTAL CURRENT LIABILITIES....................................................     26,014,348     19,081,536
LONG-TERM OBLIGATIONS..............................................................          8,300         47,162
                                                                                     -------------  -------------
      TOTAL LIABILITIES............................................................     26,022,648     19,128,698
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none
    outstanding....................................................................       --             --
  Common stock, par value $.01 per share; 50,000,000 shares authorized; 7,500,000
    and 10,605,000 shares issued and outstanding...................................         57,692        106,050
  Additional paid-in capital.......................................................       --           23,059,355
  Retained earnings................................................................        212,654     11,552,640
  Cumulative foreign currency translation adjustment...............................        (15,152)       (15,152)
                                                                                     -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY...................................................        255,194     34,702,893
                                                                                     -------------  -------------
                                                                                     $  26,277,842  $  53,831,591
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                                                      TOYMAX INTERNATIONAL, INC.

                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED MARCH 31,
                                                                     --------------------------------------------
                                                                          1996           1997           1998
                                                                     --------------  -------------  -------------
NET SALES..........................................................  $   43,621,599  $  54,682,635  $  99,329,134
                                                                     --------------  -------------  -------------
COST AND EXPENSES:
  Cost of goods sold...............................................      30,600,599     33,836,513     54,970,782
  Selling and administrative.......................................      24,640,633     18,026,004     28,166,366
                                                                     --------------  -------------  -------------
                                                                         55,241,232     51,862,517     83,137,148
                                                                     --------------  -------------  -------------
      OPERATING INCOME (LOSS)......................................     (11,619,633)     2,820,118     16,191,986
                                                                     --------------  -------------  -------------
OTHER INCOME (EXPENSES):
  Other income, net................................................         685,427        726,037        283,089
  Interest income..................................................          31,577         89,556        449,978
  Interest expense.................................................        (769,465)      (483,380)      (661,524)
  Finance charges..................................................        (385,721)      (498,137)      (832,093)
                                                                     --------------  -------------  -------------
                                                                           (438,182)      (165,924)      (760,550)
                                                                     --------------  -------------  -------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND MINORITY
  INTEREST IN NET LOSS OF SUBSIDIARY...............................     (12,057,815)     2,654,194     15,431,436
Income tax expense (benefit).......................................      (2,253,732)      (681,200)     4,133,225
                                                                     --------------  -------------  -------------
INCOME (LOSS) BEFORE MINORITY INTEREST IN NET LOSS OF SUBSIDIARY...      (9,804,083)     3,335,394     11,298,211
Minority interest in net loss of subsidiary........................        --               12,136         41,775
                                                                     --------------  -------------  -------------
NET INCOME (LOSS)..................................................  $   (9,804,083) $   3,347,530  $  11,339,986
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE........................  $        (1.31) $        0.45  $        1.28
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
SHARES USED IN COMPUTING BASIC AND DILUTED EARNINGS PER SHARE......       7,500,000      7,500,000      8,847,781
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                                                      TOYMAX INTERNATIONAL, INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED STATEMENTS OF
                                                  STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                RETAINED                        TOTAL
                                           COMMON STOCK         ADDITIONAL      EARNINGS      CUMULATIVE    STOCKHOLDERS'
THREE YEARS ENDED                    ------------------------     PAID-IN     (ACCUMULATED    TRANSLATION      EQUITY
MARCH 31, 1998                          SHARES       AMOUNT       CAPITAL       DEFICIT)      ADJUSTMENT      (DEFICIT)
-----------------------------------  ------------  ----------  -------------  -------------  -------------  -------------
BALANCE,
  April 1, 1995....................     7,500,000  $   57,692  $    --        $   6,669,207  $     (15,152) $   6,711,747
  Net loss.........................       --           --           --           (9,804,083)      --           (9,804,083)
                                     ------------  ----------  -------------  -------------  -------------  -------------
BALANCE,
  March 31, 1996...................     7,500,000      57,692       --           (3,134,876)       (15,152)    (3,092,336)
  Net income.......................       --           --           --            3,347,530       --            3,347,530
                                     ------------  ----------  -------------  -------------  -------------  -------------
BALANCE,
  March 31, 1997...................     7,500,000      57,692       --              212,654        (15,152)       255,194
  Sale of common stock in an
    initial public offering........     3,105,000      48,358     22,872,355       --             --           22,920,713
  Net income.......................       --           --           --           11,339,986       --           11,339,986
  Compensation for shares sold to
    employees below fair value.....       --           --            187,000       --             --              187,000
                                     ------------  ----------  -------------  -------------  -------------  -------------
BALANCE,
  March 31, 1998...................    10,605,000  $  106,050  $  23,059,355  $  11,552,640  $     (15,152) $  34,702,893
                                     ------------  ----------  -------------  -------------  -------------  -------------
                                     ------------  ----------  -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                                                      TOYMAX INTERNATIONAL, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MARCH 31,
                                                                             -----------------------------------
                                                                                1996        1997         1998
                                                                             ----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................  $(9,804,083) $ 3,347,530 $11,339,986
  Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
    Depreciation and amortization..........................................   1,825,502    1,462,531   1,244,806
    Bad debts..............................................................     880,409       16,312     132,292
    Non-cash compensation..................................................      --          --          187,000
    Loss on disposal and write-off of property and equipment...............       2,685       63,200     485,210
    Changes in deferred income taxes.......................................   1,650,303   (1,224,350) (2,061,981)
    Minority interest in net loss of subsidiary............................      --          (12,136)    (41,775)
    Changes in operating assets and liabilities:
      Due from Factor and accounts receivable..............................      79,005  (10,420,732) (3,369,037)
      Due from affiliates..................................................   1,056,117         (803)      4,367
      Inventories..........................................................   2,182,705    1,038,353    (676,849)
      Prepaid expenses and other assets....................................   1,048,635      562,162    (929,267)
      Income tax refunds receivable........................................  (3,807,350)   4,199,999    (226,389)
      Accounts payable and accruals........................................   1,473,396   (3,334,494)  8,038,247
      Due to affiliates....................................................   4,021,808       27,976  (6,974,497)
      Income taxes payable.................................................      99,049     (458,276)    962,187
                                                                             ----------  -----------  ----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES................     708,181   (4,732,728)  8,114,300
                                                                             ----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment....................................  (1,055,182)    (703,697) (1,274,763)
  Proceeds from disposals of property and equipment........................     367,838       10,318      34,608
  Advances to officers.....................................................     (22,828)    (114,919)    (38,901)
  Repayment from officers..................................................         957       19,061     210,590
                                                                             ----------  -----------  ----------
        NET CASH USED IN INVESTING ACTIVITIES..............................    (709,215)    (789,237) (1,068,466)
                                                                             ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank credit facility..............................   1,525,772    4,434,292  (8,447,087)
  Repayments of long-term obligations......................................     (87,614)     (72,668)    (79,499)
  Payment of dividends payable.............................................    (700,000)     --           --
  Proceeds from issuance of common stock...................................      --          --       22,920,713
  Repayments of loan from officers.........................................    (962,997)    (387,401)   (504,032)
  Loans from officers......................................................     925,453      842,967      --
                                                                             ----------  -----------  ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES..........................     700,614    4,817,190  13,890,095
                                                                             ----------  -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................     699,580     (704,775) 20,935,929
CASH AND CASH EQUIVALENTS, beginning of year...............................     569,854    1,269,434     564,659
                                                                             ----------  -----------  ----------
CASH AND CASH EQUIVALENTS, end of year.....................................  $1,269,434  $   564,659  $21,500,588
                                                                             ----------  -----------  ----------
                                                                             ----------  -----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................................  $  723,869  $   440,267  $  656,469
                                                                             ----------  -----------  ----------
                                                                             ----------  -----------  ----------
  Income taxes paid........................................................  $  853,389  $   552,057  $5,482,844
                                                                             ----------  -----------  ----------
                                                                             ----------  -----------  ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Capital lease obligation incurred........................................  $   --      $   --       $   95,240
                                                                             ----------  -----------  ----------
                                                                             ----------  -----------  ----------
  Offset of accrued officer's salary net of taxes, applied against advances
    to officers............................................................  $   --      $    89,000  $   --
                                                                             ----------  -----------  ----------
                                                                             ----------  -----------  ----------

          See accompanying notes to consolidated financial statements.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1996, 1997 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REORGANIZATION

    Toymax International, Inc., a Delaware corporation ("TOYMAX" and the "COMPANY") was organized in Delaware on August 6, 1997 to acquire and continue the various businesses conducted by Toymax Inc., a New York corporation ("TOYMAX NY"), Toymax (H.K.) Limited, a private limited company organized under the laws of Hong Kong ("TOYMAX HK"), Toymax (Bermuda) Limited, a company organized under the laws of Bermuda ("TOYMAX BERMUDA"), Toymax (Canada) Limited, a corporation organized under the laws of the Province of Ontario ("TOYMAX CANADA") and Toymax (U.K.) Limited, a company organized under the laws of England and Wales ("TOYMAX UK") (collectively, the "TOYMAX GROUP"). Toymax HK and Toymax NY, historically the Company's principal operating entities, were each formed in 1990. Toymax Canada was formed in August 1997 and Toymax Bermuda was formed in September 1997. Toymax NY owns a 75% interest in Craft Expressions, Inc. ("CRAFT"), a New York corporation formed in November 1996.

    In conjunction with its initial public offering on October 20, 1997, the Company completed the reorganization whereby Toymax HK contributed all of the outstanding capital stock of its wholly-owned subsidiaries, Toymax NY and Toymax UK, to the Company, and the stockholders of Toymax HK exchanged ordinary shares and Preferred Stock for Common Stock of the Company (the "REORGANIZATION"). (See
Note 8)

    Following the close of the initial public offering, the Company had anticipated that Toymax Bermuda would conduct the business previously conducted through Toymax HK. However, since political circumstances in Hong Kong appear to be stable following the takeover by the People's Republic of China (the "PRC"), the Company has decided to delay any such transition that it may make and further consider whether there are any economic benefits from making this change.

    The Reorganization has been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. The financial statements present the results of the Company and its subsidiaries as if the Company had been combined for all periods presented. (See Note 8)

    The equity accounts of the Company have been retroactively adjusted for the Reorganization and the 16.67 to 1 stock split by the Company. (See Note 8)

    BUSINESS

    Toymax HK and Toymax NY are involved in the designing, marketing and distributing of toy products. Craft is involved in the designing, producing, marketing and distributing of arts and craft products. Craft was substantially inactive during the years ended March 31, 1997 and 1998. Toymax UK, Toymax Canada and Toymax Bermuda have been inactive since they were established.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The consolidated financial statements are presented in U.S. dollars.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes investments with original maturities of three months or less at the date of acquisition. Such investments consisting primarily of investments in commercial paper are stated at cost, which approximates market value, and amounted to $0 and $3,000,000 at March 31, 1997 and 1998, respectively. In addition, at March 31, 1998 approximately $18 million was invested in high interest bearing savings and money market funds.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist principally of purchased finished goods. Prior to 1997, the Company maintained a small quantity of raw material inventory which was used by a subcontractor to manufacture some of the Company's finished goods.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at original cost. Depreciation of machinery, equipment, molds and furniture and fixtures is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method over the shorter of their economic lives or the terms of the leases.

    TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

    Assets and liabilities of foreign subsidiaries are translated at year end rates of exchange and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income or loss.

    INCOME TAXES

    Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax law or rate changes are included in income as part of deferred tax expenses or benefits in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion of, or all of, a deferred tax asset will not be realized.

    REVENUE RECOGNITION

    Sales are recorded upon shipment, free on board from the point of shipment. The Company provides, as a reduction of sales, for anticipated returns and allowances on defective merchandise based on known claims and an estimate of additional returns.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ADVERTISING

    Advertising costs are charged to operations as incurred. Advertising expenses for the years ended March 31, 1996, 1997 and 1998 were $10,837,349, $6,341,591 and $10,742,989, respectively.

    ROYALTIES

    Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on the sales of related products. The realizability of minimum guaranteed royalties paid is evaluated by the Company based on the projected sales of the related products.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses are charged to operations as incurred. Research and development expenses for the years ended March 31, 1996, 1997 and 1998 were $2,029,095, $1,845,468 and $2,850,318, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of certain financial instruments, including cash, due from Factor, accounts receivable and accounts payable, approximate fair value as of March 31, 1997 and March 31, 1998 because of the relatively short-term maturity of these instruments. The carrying value of the bank credit facility and long-term debt, including the current portion, approximates fair value as of March 31, 1997 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the terms.

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

    EARNINGS (LOSS) PER SHARE

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS NO. 128"), "EARNINGS PER SHARE," which provides for the calculation of "BASIC" and "DILUTED" earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants. As required by this statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Options and warrants to purchase an aggregate of 727,250 shares of common stock at exercise prices ranging from $8.50 to $10.20 per share were outstanding during 1998, but are not included in the computation of diluted earnings per share because they are anti-dilutive. (See Note 9)

    ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of the net income and earnings per share as if the fair value based method of accounting had been applied as required by statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

    USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, allowance for returns, and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

    CONCENTRATION OF CREDIT RISKS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances deposited in financial institutions which exceed FDIC insurance limits, due from Factor and accounts receivable not sold to a factor.

    The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers' historical trends and other information. See Note 11 for information relating to the concentration of sales to major customers.

    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

    SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. These standards are not expected to materially impact the Company's disclosures when they are adopted.

2. DUE FROM FACTOR AND ACCOUNTS RECEIVABLE

    In the normal course of business, Toymax NY sells substantially all of its accounts receivable, without recourse, to Congress Talcott Corporation, (the "FACTOR"), which is a subsidiary of a major financial institution, and receives payment from the Factor when the accounts are collected.

    The amount due from Factor is pledged as security to State Street Bank and Trust Company, Hong Kong Branch (the "BANK") (see Note 4). Pursuant to an agreement among Toymax NY, the Bank and the Factor, Toymax NY does not receive any advances from the Factor.

    Accounts receivable consist mainly of sales not factored and amounts charged back by the Factor as a result of disputes primarily relating to unearned discounts and damaged shipments, net of reserves for possible losses which Toymax NY is attempting to collect.

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                            LIFE IN
                                                                             YEARS          1997          1998
                                                                          ------------  ------------  ------------
Machinery, equipment and molds..........................................      2-5       $  6,215,874  $  6,966,091
Furniture and fixtures..................................................      5-10           310,480       327,920
Leasehold improvements..................................................      2-8            493,211       311,103
                                                                                        ------------  ------------
                                                                                           7,019,565     7,605,114
Less: Accumulated depreciation and amortization.........................                   4,828,704     5,793,383
                                                                                        ------------  ------------
                                                                                        $  2,190,861  $  1,811,731
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Depreciation and amortization charged to operations were $1,825,502, $1,462,531 and $1,244,806 in 1996, 1997 and 1998, respectively.

    The Company changed the estimated useful life of certain molds to conform to anticipated usage as of April 1, 1996. The change in estimate resulted in additional operating income of $121,801 for the year ended March 31, 1997. In addition, the Company wrote off molds, which had no continuing value, with a

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

3. PROPERTY AND EQUIPMENT (CONTINUED)
net book value of approximately $48,000 and $481,000 in the years ended March 31, 1997 and 1998, respectively.

4. BANK CREDIT FACILITY

    Toymax HK, Toymax NY and Tai Nam Industrial Company Limited (see Note 5) are parties to a credit facility agreement (the "AGREEMENT") with the Bank. The Agreement, as amended in July 1997, provides for a credit facility not to exceed $26 million at any one time.

    The amounts available within this total include:

a. A revolving credit facility (the "FINANCING FACILITY") for use by Toymax NY in the amount of the lesser of 70% of factored accounts receivable or $25 million. The amount due from Factor is pledged as security to the Bank (see
    Note 2).

b. A seasonal inventory credit facility (the "SEASONAL FACILITY") of $5 million, whereby Toymax NY can borrow up to 50% of the current season's inventory. Toymax NY's inventory is pledged as security to the Bank and the Factor. The total borrowings under the Financing Facility and the Seasonal Facility cannot exceed $25 million.

c. A trade facility (the "TRADE FACILITY") for use by Tai Nam Industrial Company Limited, and/or Toymax HK in the amount of $1 million for letters of credit and export bills.

    The Financing Facility is jointly and severally guaranteed by the Company, and is also guaranteed by Tai Nam Industrial Company Limited, Jauntiway Investment Limited, Concentric Toys Limited, and Toymax HK (see Note 5) and requires a cash reserve of 12% of collection proceeds net of chargebacks, which is not to exceed $6 million. As of March 31, 1998, there was no cash reserve requirement. The Trade Facility is guaranteed by Toymax HK, Tai Nam Industrial Company Limited and by a stockholder of the Company and of Tai Nam Industrial Company Limited. No fees are charged to the Company for the guarantees.

    Borrowings under the Agreement are due on demand and bear interest at the Bank's United States prime rate (8.5% at March 31, 1998) plus 1/2% for the Financing Facility and the Seasonal Facility and at the Bank's United States prime rate plus 3/4% for the Trade Facility. At March 31, 1997 and 1998, the Company had borrowings of $8,447,087 and $0, respectively. At March 31, 1998 additional borrowing availability was approximately $13.5 million.

5. DUE TO/FROM AFFILIATES

    The majority stockholder of the Company owns significant interests in several other companies, including Tai Nam Industrial Company Limited ("TAI NAM"), Concentric Toys Limited ("CONCENTRIC"), DHS Holdings, Sportmax Ltd. and Jauntiway Investment Limited ("JAUNTIWAY"). A portion of Toymax NY's products were assembled by Hot Items Specialties Inc. ("HOT ITEMS"), a company owned by a family member of one of the Company's stockholders. Factory space was shared with Hot Items by Toymax NY. In July 1996, this arrangement was terminated. Since that time, Toymax NY has purchased the majority of its merchandise directly from either Concentric or Tai Nam. The majority of the merchandise is manufactured in China by Jauntiway.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

5. DUE TO/FROM AFFILIATES (CONTINUED)
    The Company has significant transactions with Tai Nam. These transactions include purchases of the majority of the Company's and its subsidiary's merchandise and certain sales of the subsidiary's products. This affiliate has occasionally provided extended payment terms for these purchases.

    In January 1996, Toymax NY entered into an agency agreement with Concentric. Concentric acted as a purchasing agent of Toymax NY and received an agency fee of 7% on the products purchased by them. In April 1997, Toymax HK and Toymax NY entered into a new agency agreement with Tai Nam. The new agreement provides for an agency fee of 7% on products purchased. The agency agreement also requires Tai Nam to provide all administrative services to Toymax HK. As a result of the new agreement, Tai Nam ceased charging Toymax HK for reimbursement of certain administrative and office expenses.

    On June 1, 1996, Toymax HK entered into an agency agreement with Tai Nam under which Toymax HK provided certain administrative services to Tai Nam in exchange for a fee equal to 7% of the gross invoice value of purchases from Tai Nam by a distributor. On January 1, 1997, this agreement was terminated. During the year ended March 31, 1997, Toymax HK received fees from Tai Nam of approximately $136,534 in connection with this agreement.

    In April 1997, Toymax NY entered into an agency agreement with Tai Nam under which Toymax NY would act as Purchasing Agent for Tai Nam in the United States in exchange for a fee equal to 5% of such purchases in 1997 and 1998.

    In September 1997, the Company entered into a manufacturing agreement with Tai Nam and Jauntiway. This agreement contains, among other things, that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders.

    Due from officers at March 31, 1997 represented cash advances to two of the Company's Officers.

    Due to officer at March 31, 1997 represented amounts advanced to the Company by the Company's majority stockholder. The advances bore no interest and were due on demand.

    The following is a summary of balances and transactions with affiliated companies:

                                                                                                BALANCES
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                           1997           1998
                                                                                       -------------  ------------
Due from affiliates:
  Sportmax Limited--primarily for expenses paid on behalf of Sportmax Limited........  $       4,367  $    --
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Due to affiliates:
  Concentric--primarily from merchandise purchases...................................  $   7,297,183  $    --
  DHS Holdings--royalties collected on behalf of DHS Holdings........................        766,736       --
  Tai Nam--primarily from merchandise purchases......................................      2,676,262     3,781,974
  Officer of Craft--loan.............................................................         16,290       --
                                                                                       -------------  ------------
                                                                                       $  10,756,471  $  3,781,974
                                                                                       -------------  ------------
                                                                                       -------------  ------------

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

5. DUE TO/FROM AFFILIATES (CONTINUED)

                                                                                     TRANSACTIONS
                                                                      -------------------------------------------
                                                                                 YEAR ENDED MARCH 31,
                                                                      -------------------------------------------

                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
Purchases from:
  Tai Nam...........................................................  $  15,383,684  $  13,573,369  $  51,244,212
  Concentric........................................................      9,055,339     20,632,367       --
  Hot Items.........................................................      1,483,844       --             --
                                                                      -------------  -------------  -------------
                                                                      $  25,922,867  $  34,205,736  $  51,244,212
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Sales to:
  Tai Nam...........................................................  $     915,032  $     679,645  $   1,922,569
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Mold Purchases:
  Tai Nam...........................................................  $     616,250  $     438,435  $     753,183
  Jauntiway Toys Enterprise (Shenzhen) Company Limited..............       --             --                8,279
                                                                      -------------  -------------  -------------
                                                                      $     616,250  $     438,435  $     761,462
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Mold Sales:
  DHS Holdings......................................................  $     349,296  $    --        $    --
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Agency fees earned by:
  Tai Nam...........................................................  $    --        $    --        $   3,352,425
  Concentric........................................................        898,384      1,420,768       --
                                                                      -------------  -------------  -------------
                                                                      $     898,384  $   1,420,768  $   3,352,425
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Reimbursed expenses charged by:
  Tai Nam...........................................................  $     545,579  $     799,750  $         462
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Agency fees earned from:
  Tai Nam...........................................................  $    --        $    --        $      51,741
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Included in Sales to Tai Nam, the Company sold part of its raw material inventory at cost, for a total of $664,141, in fiscal 1998.

    The Company also had outstanding purchase commitments to Tai Nam of approximately $4 million at March 31, 1998.

6. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                                 BALANCES
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------
Payroll and related costs.............................................................  $    176,140  $  1,975,526
Other.................................................................................     2,743,595     4,247,987
                                                                                        ------------  ------------
                                                                                        $  2,919,735  $  6,223,513
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

7. INCOME TAXES

    The income tax expense (benefit) consists of the following:

                                                                                  YEAR ENDED MARCH 31,
                                                                       -------------------------------------------
                                                                           1996           1997           1998
                                                                       -------------  -------------  -------------
Current:
  Hong Kong..........................................................  $     356,533  $     437,257  $     968,178
  U.S. Federal.......................................................     (4,156,228)        53,000      5,062,314
  U.S. State and City................................................       (104,340)        52,893        164,714
                                                                       -------------  -------------  -------------
                                                                          (3,904,035)       543,150      6,195,206
                                                                       -------------  -------------  -------------
Deferred:
  Hong Kong..........................................................  $    --        $    --        $     (43,210)
  U.S. Federal.......................................................      1,402,757     (1,040,350)    (1,490,250)
  U.S. State and City................................................        247,546       (184,000)      (528,521)
                                                                       -------------  -------------  -------------
                                                                           1,650,303     (1,224,350)    (2,061,981)
                                                                       -------------  -------------  -------------
Income tax expense (benefit).........................................  $  (2,253,732) $    (681,200) $   4,133,225
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    The income tax expense (benefit) varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

                                                                                   YEAR ENDED MARCH 31,
                                                                        ------------------------------------------
                                                                            1996           1997          1998
                                                                        -------------  ------------  -------------
Federal income tax expense (benefit), at statutory rate of 34%........  $  (4,100,000) $    903,000  $   5,260,892
State income tax expense (benefit), net of federal tax expense
  (benefit)...........................................................       (587,000)       47,000        (91,117)
Changes in deferred tax valuation allowance...........................      2,668,500    (1,277,500)    (1,591,000)
Provision for non-deductible expenses.................................         28,980        57,657        112,452
Non-taxable income....................................................       --              (5,987)      --
Prior year (over) under accrual.......................................        (13,745)       57,373       --
Tax effect of differences in U.S. and Hong Kong statutory rates.......       (250,467)     (462,743)      (893,032)
Provision related to reorganization...................................       --             --             950,000
Other.................................................................       --             --             385,030
                                                                        -------------  ------------  -------------
Income tax expense (benefit)..........................................  $  (2,253,732) $   (681,200) $   4,133,225
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

7. INCOME TAXES (CONTINUED)
    The components of deferred tax assets/(liabilities) are as follows:

                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                           1997           1998
                                                                                       -------------  ------------
Deferred tax assets:
  Current:
    Reserve for sales allowances and possible losses.................................  $     362,850  $    785,015
    Inventory........................................................................        573,000       755,190
    Accrued expenses.................................................................        105,500       678,193
    Other............................................................................         16,000        21,700
                                                                                       -------------  ------------
                                                                                           1,057,350     2,240,098
                                                                                       -------------  ------------
  Long term:
    Design costs.....................................................................        616,000       558,082
    Property and equipment...........................................................        203,000       151,187
    Accrued expenses.................................................................         29,000       --
    Legal fees-trademarks............................................................        190,000       249,449
    State net operating loss carryforwards...........................................        684,000       --
    Federal net operating loss carryforwards.........................................         36,000        44,305
                                                                                       -------------  ------------
                                                                                           1,758,000     1,003,023
                                                                                       -------------  ------------
Total deferred tax assets............................................................      2,815,350     3,243,121
Deferred tax liabilities:
  Property and equipment.............................................................       (159,772)     (116,562)
Less: Valuation allowance............................................................     (1,591,000)      --
                                                                                       -------------  ------------
Net deferred tax assets..............................................................  $   1,064,578  $  3,126,559
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    Deferred taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid.

    Because of the Company's U.S. losses in 1996, a valuation allowance for the deferred tax assets was provided due to the uncertainty as to future realization. During the years ended March 31, 1997 and 1998, the valuation allowance was reduced and thus reduced income tax expense by $1,277,500 and $1,591,000, respectively, to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences which are expected to be realized within one year based on the Company's projected U.S. income.

8. CAPITAL STOCK

    SALE OF STOCK

    In December 1996, the principal shareholder sold 103,084 shares to certain officers, employees and business associates and 150,000 shares to other persons for an aggregate amount of approximately

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

8. CAPITAL STOCK (CONTINUED)
$709,000 based upon management's estimate of fair value; accordingly, no compensation costs were recognized.

    In June 1997, the principal shareholder sold 66,833 shares to certain officers, employees and business associates for an aggregate amount of approximately $187,000 ($2.80 per share) and recorded non-cash compensation of an additional $187,000 representing management's estimate of the discount from fair value.

    REORGANIZATION

    On October 20, 1997 the Company completed its initial public offering of 3,105,000 shares of common stock. The proceeds from the offering were used to repay bank indebtedness, to pay trade payables to certain affiliates and for working capital and general corporate purposes.

    In conjunction with its initial public offering, the Company completed the Reorganization pursuant to which:

    (i) Toymax HK contributed all of the outstanding capital stock of its wholly-owned subsidiaries, Toymax NY and Toymax UK, to the Company, and

    (ii) The stockholders of Toymax HK exchanged their 100,000 ordinary shares of Toymax HK stock for 425,686 shares of Common Stock of the Company, and 4,500,000 shares of Preferred Stock of Toymax HK for 24,224 shares of Common Stock of the Company.

    Following the Reorganization, Toymax NY, Toymax HK, Toymax Bermuda, Toymax Canada and Toymax UK are direct or indirect wholly-owned subsidiaries of Toymax. The Company also effected a 16.67 to one stock split.

    PREFERRED STOCK

    In October 1997, the Company authorized 5,000,000 shares of Preferred Stock, $.01 par value per share. The rights, preferences and limitations of the Preferred Stock may be designated by the Company's Board of Directors at any time.

9. STOCK OPTIONS AND WARRANTS

    The Stock Option Plan (the "PLAN"), which was initiated in fiscal 1998, is administered under the direction of the Compensation Committee of the Board of Directors, which has complete discretion to select the optionee and to establish terms and conditions of each option, subject to the provisions of the Plan. A total of 750,000 shares of Common Stock were reserved by the Company for issuance upon exercise of stock options granted or which may be granted under the Plan.

    Stock options outstanding have a life of 10 years for non-qualified options and 5 years if the grant is an Incentive Stock Option (the "INCENTIVE OPTIONS"), as defined in Section 422 of the Internal Revenue Code. These options may not be exercised more than 10 years after the grant or 5 years if the grant is an Incentive Option to any employee who owns more than 10% of the outstanding voting power of the Company.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Incentive Options granted may not be less than 100% of the fair market value of the Common Stock as of the date of the grant or 110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding voting power of the Company.

    The following table summarizes information about stock option activity for the year ended March 31, 1998:

                                                                                                   WEIGHTED AVERAGE
                                                                                       NUMBER OF    EXERCISE PRICE
                                                                                        OPTIONS        PER SHARE
                                                                                      -----------  -----------------
Outstanding at beginning of year....................................................      --           $  --
Granted.............................................................................     533,000            8.53
Exercised...........................................................................      --              --
Forfeited...........................................................................       1,500            8.63
Expired.............................................................................      --              --
Outstanding at end of year..........................................................     531,500            8.53
Exercisable at end of year..........................................................      --              --

    In October 1997, the Company granted options to purchase an aggregate of 414,000 shares of Common Stock under the 1997 Stock Option Plan to certain officers and directors of the Company. In December 1997, options to purchase an aggregate of 119,000 shares of Common Stock were granted to certain other employees of the Company. There was no charge to operations as a result of the granting of these options.

    Statement of Financial Accounting Standards No. 123 ("SFAS NO. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net earnings and earnings per share would have been:

                                                                                                         1998
                                                                                                     -------------
Reported net earnings..............................................................................  $  11,339,986
Pro forma compensation expense, net of tax.........................................................       (384,119)
                                                                                                     -------------
Pro forma net earnings.............................................................................  $  10,955,867
                                                                                                     -------------
                                                                                                     -------------
Pro forma earnings per share:
Basic and diluted..................................................................................  $        1.24
                                                                                                     -------------
                                                                                                     -------------

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1998: dividend yield of 0.00%; risk-free interest rate ranges from 5.47% to 6.18%; an expected life of options of 4.92 years for 10-year options; and a volatility of 46.5% for all grants.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

9. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about stock options outstanding at March 31, 1998:

                                  OUTSTANDING                           EXERCISABLE
                    ---------------------------------------  ----------------------------------
                                                WEIGHTED
                                  WEIGHTED       AVERAGE
                     NUMBER OF     AVERAGE      EXERCISE        NUMBER OF     WEIGHTED AVERAGE
OPTION PRICE RANGE    SHARES        LIFE          PRICE          SHARES        EXERCISE PRICE
------------------  -----------  -----------  -------------  ---------------  -----------------
$8.500 to $8.625...    531,500   9.59 years     $   8.528          --             $  --

    In conjunction with its initial public offering, the Company issued warrants to the underwriter to purchase 195,750 shares of Common Stock at an exercise price of $10.20 per share. There was no charge to operations as a result of the issuance of the warrants to the underwriter.

10. COMMITMENTS AND CONTINGENCIES

    LONG-TERM OBLIGATIONS

    The Company leases general and administrative, warehouse and showroom facilities under non-cancelable leases which expire at various dates. Certain of the leases on real estate include the payment of property taxes. Warehouse space is leased on a monthly basis.

    Toymax HK rents a showroom from one of its shareholders, who is also a director of the Company, under a two-year lease commencing August 1, 1996 for a monthly rent of $5,900. The lease provides for the Company to also pay all real estate taxes and other charges and for a security deposit of $11,794.

    Toymax NY leases certain equipment under capital leases. The gross amount of assets recorded under capital leases is $181,477. Depreciation expense provided on such assets is included in both cost of goods sold and selling and administrative expenses in the statements of operations. Equipment with a net book value of $115,622 was collateralized under capital leases.

    Future minimum lease payments under all leases with non-cancelable lease terms in excess of one year are as follows:

                                                                                            OPERATING     CAPITAL
YEAR ENDING MARCH 31,                                                                         LEASES      LEASES
-----------------------------------------------------------------------------------------  ------------  ---------
1999.....................................................................................  $    576,135  $  36,351
2000.....................................................................................       565,673     31,573
2001.....................................................................................       579,192     15,223
2002.....................................................................................       593,118      6,144
2003.....................................................................................       607,461     --
Thereafter...............................................................................       549,163     --
                                                                                           ------------  ---------
                                                                                           $  3,470,742     89,291
                                                                                           ------------
                                                                                           ------------
Less amounts representing interest.......................................................                   12,045
                                                                                                         ---------
Present value of capital lease payments..................................................                   77,246
Less current portion.....................................................................                   30,084
                                                                                                         ---------
Long-term obligation.....................................................................                $  47,162
                                                                                                         ---------
                                                                                                         ---------

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Rent expense for the years ended March 31, 1996, 1997 and 1998 was $332,653, $364,066 and $601,919, respectively.

    ROYALTIES

    The Company has certain licensing agreements which involve the payment of royalties based on sales. Royalties for the years ended March 31, 1996, 1997 and 1998 amounts to $467,162, $1,213,859 and $1,044,030, respectively.

    EMPLOYMENT AGREEMENTS

    In October 1997, the Company entered into several employment agreements with certain key officers and employees which expire at various dates through September 2001. The total annual base salaries under these agreements amount to approximately $1,840,000, $1,710,000 and $780,000 for the years ended March 31, 1999, 2000 and 2001, respectively. In addition, the employment agreements of certain executive officers contain provisions entitling them to participate in the Executive Bonus Plan and a stock appreciation bonus, as well as providing for enhanced compensation in the event of a change of control. The stock appreciation bonus is equal to 1% of the increase in the fair market value of the Company's outstanding common stock over a stated measurement period. The stock appreciation bonus applies to each of two of the Company's executives.

    EXECUTIVE BONUS PLAN

    The Company's Executive Bonus Plan (the "BONUS PLAN"), is administered by the Compensation Committee of the Board of Directors (the "COMPENSATION COMMITTEE"). The Compensation Committee determines the key management employees of the Company who will be eligible to participate in the Bonus Plan and the amount, if any, of each participant's award based on such participant's performance. The aggregate amount of awards made under the Bonus Plan for a fiscal year may not exceed an amount equal to (i) 15% percent of the profit of the Company and its designated affiliates for such year (as defined), reduced by
(ii) 15% of the shareholders' equity of the Company and such affiliates during such year.

    LITIGATION

    The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

    In April 1997, a developer of toy games filed a complaint against the Company alleging breach of express and implied contracts, unjust enrichment, misappropriation, conversion and tortious interference with contract. The current complaint (Third Amended Complaint) alleges claims against the Company for breach of an express contract, breach of an implied contract, unjust enrichment, fraud, promissory estoppel, misappropriation and conversion, violation of the Connecticut Unfair Trade Practices Act and violation of the Uniform Trade Secrets Act. The plaintiff seeks monetary damages representing the greater of disgorgement of profit or royalties on past Laser Challenge sales, royalties on additional Laser Challenge sales, the lost goodwill and punitive damages. The Company has made a motion to dismiss the

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) fraud claim. The Company believes that there is no merit to the claim and intends to vigorously defend the action.

    In October 1997, the Company entered into a Settlement Agreement with 4 Kids Entertainment, Inc. resolving all disputes between the Companies. While the terms of the agreement are confidential, they did not have a material effect on the financial condition of the Company or the Company's results of operations.

    In April 1998, the Company entered into a Settlement Agreement with Saban Entertainment Inc. and Saban International resolving all disputes between the Companies. While the terms of the agreement are confidential, in management's opinion, the terms of the agreement will not have a material effect on the financial condition of the Company or the Company's results of operations.

11. MAJOR CUSTOMERS AND PRODUCTS

    The Company's top five customers accounted for approximately 58%, 69% and 69% of the Company's invoiced sales in 1996, 1997 and 1998, respectively. Invoiced sales to Toys "R" Us accounted for more than 10% of invoiced sales during each of the above periods. Walmart's invoiced sales were also more than 10% for 1998.

    The sales of the Company's product, Laser Challenge, accounted for 0.0%, 47.0% and 78.6% of net sales for the years ended March 31, 1996, 1997 and 1998.

12. EMPLOYEE BENEFIT PLAN

    Toymax NY has a tax deferred retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible participants may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions at Toymax NY's option. Toymax NY made no contributions for the years ended March 31, 1996, 1997 and 1998.

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

13. INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

    The Company operates in one business segment--the importation and wholesale distribution of toys. Operations in different geographic areas are summarized below (net of consolidating eliminations):

                                                                              YEAR ENDED MARCH 31, 1996
                                                                    ---------------------------------------------
                                                                    UNITED STATES     HONG KONG     CONSOLIDATED
                                                                    --------------  -------------  --------------
Revenues--Net sales...............................................  $   26,950,690  $  16,670,909  $   43,621,599
Income (loss) before income tax benefit...........................     (13,845,268)     1,787,453     (12,057,815)
Identifiable assets...............................................      19,742,046      2,384,642      22,126,688

                                                                               YEAR ENDED MARCH 31, 1997
                                                                      -------------------------------------------
                                                                      UNITED STATES    HONG KONG    CONSOLIDATED
                                                                      -------------  -------------  -------------
Revenues--Net sales.................................................  $  38,792,705  $  15,889,930  $  54,682,635
Income before income tax benefit and minority interest in net loss
  of subsidiary.....................................................          7,796      2,646,398      2,654,194
Identifiable assets.................................................     24,376,328      1,901,514     26,277,842

                                                                               YEAR ENDED MARCH 31, 1998
                                                                      -------------------------------------------
                                                                      UNITED STATES    HONG KONG    CONSOLIDATED
                                                                      -------------  -------------  -------------
Revenues--Net sales.................................................  $  76,264,055  $  23,065,079  $  99,329,134
Income before income tax expense and minority interest in net loss
  of subsidiary.....................................................     10,083,971      5,347,465     15,431,436
Identifiable assets.................................................     45,692,825      8,138,766     53,831,591

    Operating income approximates income before income tax expense (benefit) and minority interest in net loss of subsidiary. The net sales of Toymax HK are made primarily to markets outside of Hong Kong, as described below:

                                                                                         YEAR ENDED MARCH 31,
                                                                                    -------------------------------
GEOGRAPHIC AREA                                                                       1996       1997       1998
----------------------------------------------------------------------------------  ---------  ---------  ---------
Europe............................................................................       21.2%      35.1%      37.7%
United States of America..........................................................       23.8       29.9       28.2
Canada............................................................................       20.8       15.2       18.0
Other.............................................................................       34.2       19.8       16.1
                                                                                    ---------  ---------  ---------
                                                                                        100.0%     100.0%     100.0%
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                   TOYMAX INTERNATIONAL INC. AND SUBSIDIARIES

                         MARCH 31, 1996, 1997 AND 1998

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    QUARTER
                                                             -----------------------------------------------------
                                                               FIRST     SECOND      THIRD     FOURTH    YEAR END
                                                             ---------  ---------  ---------  ---------  ---------

                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
Net sales..................................................  $   2,679  $  14,921  $  21,398  $  15,685  $  54,683
Gross profit...............................................        312      5,934      7,817      6,783     20,846
Operating income (loss)....................................     (2,521)     2,198        784      2,359      2,820
Income (loss) before income taxes..........................     (2,340)     2,317        611      2,078      2,666
Net income (loss)..........................................     (1,418)     1,987        342      2,436      3,347
Basic and diluted earnings (loss) per share................  $   (0.19) $    0.26  $    0.05  $    0.33  $    0.45

                                                                                     QUARTER
                                                              -----------------------------------------------------
                                                                FIRST     SECOND      THIRD     FOURTH    YEAR END
                                                              ---------  ---------  ---------  ---------  ---------

                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Net sales...................................................  $   7,091  $  37,176  $  35,754  $  19,308  $  99,329
Gross profit................................................      3,307     16,889     15,734      8,428     44,358
Operating income (loss).....................................       (357)     9,078      6,026      1,445     16,192
Income (loss) before income taxes...........................       (521)     8,446      5,944      1,604     15,473
Net income (loss)...........................................       (369)     6,071      4,502      1,136     11,340
Basic and diluted earnings (loss) per share.................  $   (0.05) $    0.81  $    0.46  $    0.11  $    1.28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of

Toymax International, Inc.

    The audit referred to in our report dated June 3, 1998 relating to the consolidated financial statements of Toymax International, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

    In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

New York, New York
June 3, 1998

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II

THREE YEARS ENDED MARCH 31, 1998

                                                                  ADDITIONS
                                                      ----------------------------------
                                                             (1)              (2)
                                          BALANCE AT  ----------------------------------
                                          BEGINNING   CHARGED TO COSTS  CHARGED TO OTHER               BALANCE AT END
              DESCRIPTION                 OF PERIOD     AND EXPENSES        ACCOUNTS      DEDUCTIONS     OF PERIOD
----------------------------------------  ----------  ----------------  ----------------  -----------  --------------

CONSOLIDATED VALUATION RESERVES:

YEAR ENDED MARCH 31, 1996:

  Allowance for possible losses.........  $   78,395    $    880,409       $   --          $ 146,835     $  811,969
                                          ----------        --------         --------     -----------  --------------
                                          ----------        --------         --------     -----------  --------------

YEAR ENDED MARCH 31, 1997:

  Allowance for possible losses.........  $  811,969    $     16,312       $   --          $  89,062     $  739,219
                                          ----------        --------         --------     -----------  --------------
                                          ----------        --------         --------     -----------  --------------

YEAR ENDED MARCH 31, 1998:

  Allowance for possible losses.........  $  739,219    $    132,114       $   --          $ 719,217     $  152,116
                                          ----------        --------         --------     -----------  --------------
                                          ----------        --------         --------     -----------  --------------