Form 10-Q
period 1998-06-30
TOYMAX INTERNATIONAL INC
filed 1998-08-14
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

(2)Yes  X     No
        -         -
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01, 10,605,000 as of August 13, 1998.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 and March 31, 1998                                      3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended June 30, 1998 and 1997                     4

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended June 30, 1998 and 1997                         5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 6.  Exhibits and Reports on Form 8-K                                     11

         Signatures                                                           12

                            TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30,                MARCH 31,
                                                                    1998                    1998
                                                                -----------              -----------
                                                                (UNAUDITED)
ASSETS
CURRENT:
     Cash and cash equivalents                                  $26,623,012              $21,500,588
     Due from Factor                                              5,217,247               19,251,619
     Accounts receivable, net                                     2,799,260                  523,340
     Due from affiliates                                             41,233                    -
     Due from officers                                               17,537                    -
     Inventories                                                  5,316,792                5,474,301
     Prepaid expenses and other current assets                    1,826,931                1,620,124
     Income tax refunds receivable                                1,489,677                  226,389
     Deferred income taxes                                        2,240,099                2,240,098
                                                                -----------              -----------
         TOTAL CURRENT ASSETS                                    45,571,788               50,836,459
PROPERTY AND EQUIPMENT, NET                                       1,887,006                1,811,731
DEFERRED INCOME TAXES                                               886,461                  886,461
OTHER ASSETS                                                      1,342,920                  296,940
                                                                -----------              -----------
                                                                $49,688,175              $53,831,591
                                                                ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
     Accounts payable                                           $ 1,924,367              $ 2,016,548
     Accrued expenses                                             5,272,523                6,223,513
     Accrued rebates and allowances                               5,216,131                5,792,085
     Due to affiliates                                            2,566,137                3,781,974
     Current portion of long-term obligations                        30,686                   30,084
     Income taxes payable                                         1,199,935                1,237,332
                                                                -----------              -----------
         TOTAL CURRENT LIABILITIES                               16,209,779               19,081,536
LONG-TERM OBLIGATIONS                                                44,207                   47,162
                                                                -----------              -----------
         TOTAL LIABILITIES                                       16,253,986               19,128,698
                                                                -----------              -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
      5,000,000 shares authorized; none outstanding                   -                        -
     Common stock, par value $.01 per share;
      50,000,000 shares authorized; 10,605,000 shares issued
      and outstanding                                               106,050                  106,050
     Additional paid-in capital                                  23,059,355               23,059,355
     Retained earnings                                           10,283,936               11,552,640
     Accumulated other comprehensive income                         (15,152)                 (15,152)
                                                                -----------              -----------
         TOTAL STOCKHOLDERS' EQUITY                              33,434,189               34,702,893
                                                                -----------              -----------
                                                                $49,688,175              $53,831,591
                                                                ===========              ===========


     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                              TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                             ----------------------------------
                                                                1998                   1997
                                                             -----------            -----------
                                                             (UNAUDITED)            (UNAUDITED)
NET SALES                                                    $ 8,271,092            $ 7,090,862
                                                             -----------            -----------
COST AND EXPENSES:
   Cost of goods sold                                          6,125,887              3,783,717
   Selling and administrative                                  4,850,238              3,664,051
                                                             -----------            -----------
                                                              10,976,125              7,447,768
                                                             -----------            -----------
Operating loss                                                (2,705,033)              (356,906)
                                                             -----------            -----------

OTHER INCOME (EXPENSES):

   Other income, net                                             (52,769)                49,842
   Interest income                                               288,078                 17,587
   Interest expense                                               (1,367)              (148,810)
   Finance charges                                               (28,703)               (83,168)
                                                             -----------            -----------
                                                                 205,239               (164,549)
                                                             -----------            -----------
LOSS BEFORE INCOME TAX BENEFIT                                (2,499,794)              (521,455)
INCOME TAX BENEFIT                                            (1,231,090)              (152,187)
                                                             -----------            -----------
NET LOSS                                                     $(1,268,704)           $  (369,268)
                                                             ===========            ===========

BASIC AND DILUTED LOSS PER SHARE                             $     (0.12)           $     (0.05)
                                                             ===========            ===========
SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER
   SHARE                                                      10,605,000              7,500,000
                                                             ===========            ===========


         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                            TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                  ---------------------------------------
                                                                      1998                       1997
                                                                  -----------                 -----------
                                                                  (UNAUDITED)                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(1,268,704)                $  (369,268)
   Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                     193,258                     277,888
    Bad debts                                                          (1,453)                      -
    Non-cash compensation                                               -                         187,000
    Changes in operating assets and liabilities:
     Due from Factor and accounts receivable                       11,759,905                   9,464,124
     Due from affiliates                                              (41,233)                    (47,426)
     Inventories                                                      157,509                  (3,239,566)
     Prepaid expenses and other assets                             (1,252,787)                 (1,151,212)
     Income tax refunds receivable                                 (1,263,288)                   (215,484)
     Accounts payable and accruals                                 (1,619,125)                    519,662
     Due to affiliates                                             (1,215,837)                   (655,209)
     Income taxes payable                                             (37,397)                    (25,417)
                                                                  -----------                 -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                    5,410,848                   4,745,092
                                                                  -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment                             (268,534)                   (268,838)
   Advances to officers                                               (17,537)                    (28,921)
   Repayment from officers                                              -                             230
                                                                  -----------                 -----------

       NET CASH USED IN INVESTING ACTIVITIES                         (286,071)                   (297,529)
                                                                  -----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in bank credit facility                          -                      (3,343,379)
   Repayment of long-term obligations                                  (2,353)                    (11,449)
   Repayment of loan from officers                                      -                        (157,096)
   Loans from officers                                                  -                          50,484
                                                                  -----------                 -----------
       NET CASH USED IN FINANCING ACTIVITIES                           (2,353)                 (3,461,440)
                                                                  -----------                 -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           5,122,424                     986,123
CASH AND CASH EQUIVALENTS, beginning of year                       21,500,588                     564,659
                                                                  -----------                 -----------
CASH AND CASH EQUIVALENTS, end of period                          $26,623,012                 $ 1,550,782
                                                                  ===========                 ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                  $     5,165                 $   118,412
                                                                  ===========                 ===========
   Income taxes paid                                              $     -                     $     1,200
                                                                  ===========                 ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
   Capital lease obligations incurred                             $     4,932                 $    65,434
                                                                  ===========                 ===========


         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION
----------------------------------------------------

The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 1998 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended March 31, 1998. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

NOTE 2 -   EARNINGS PER SHARE

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

For the calculation of earnings per share for the three months ended June 30, 1998 and 1997, all of the Company's options and warrants are excluded from basic and diluted earnings per share because they are anti-dilutive.

NOTE 3 -   COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial staement that is displayed with the same prominence as other financial statements. For interim reporting purposes, SFAS No. 130 requires disclosure of total comprehensive income.

Total comprehensive income for the three months ended June 30, 1998 and June 30, 1997 is the same as the reported net loss.

NOTE 4 -   INCOME TAXES

The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

NOTE 5 -   RECLASSIFICATIONS

Certain June 30, 1997 amounts were reclassified to conform to the June 30, 1998 presentation.

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

This Form 10-Q may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Registration Statement on Form S-1. Registration No. 333-33409, filed with the Securities and Exchange Commission in connection with its recent initial public offering, which factors are incorporated herein by reference, and other factors including, without limitation, the demand for Laser Challenge and other products of the Company; the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials; and changes in trade relations regarding China.

RESULTS OF OPERATIONS

FOR PURPOSES OF THE THREE MONTH COMPARISONS BELOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. (WHICH HAS CONDUCTED THE COMPANY'S U.S. DOMESTIC SALES) ARE REFERRED TO AS THE "U.S. DOMESTIC OPERATION" AND THOSE REFERRING TO THE PERFORMANCE OF TOYMAX (H.K.) LIMITED (WHICH HAS CONDUCTED THE TOYMAX HK SALES) ARE REFERRED TO AS THE "FOB HONG KONG OPERATION."

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

     NET SALES. Net sales for the quarter ended June 30, 1998 increased to $8.3 million from $7.1 million for the quarter ended June 30, 1997, an increase of $1.2 million, or 16.6%.

     Net sales of the FOB Hong Kong Operation increased 112.5% to $5.6 million, or 67.6% of total net sales, in the quarter ended June 30, 1998 from $2.6 million, or 37.1% of total net sales, in the quarter ending June 30, 1997. The increase in net sales was primarily due to increases in the sales of the Laser Challenge and Precious Metals product lines and the introduction of the Mighty Mo's vehicle line and Nintendo(R) Mini Classics hand held games. Net sales of the U.S.

Domestic Operation decreased 39.9% to $2.7 million, or 32.4% of total net sales, in the quarter ended June 30, 1998, from $4.5 million, or 62.9% of total net sales, for the quarter ended June 30, 1997. The decrease in net sales was mainly attributable to the decreased sales of the Laser Challenge(TM) product line partially offset by sales of the recently launched Mighty Mo's(TM) vehicle line.

     GROSS PROFIT. Gross Profit for the quarter ended June 30, 1998, decreased by $1.2 million, or 35.1%, to $2.1 million, or 25.9% of net sales, from $3.3 million, or 46.6% of net sales, for the quarter ended June 30, 1997.

     The decrease in gross profit as a percentage of net sales was mainly attributable to higher sales promotion costs stemming from lower than expected retail demand for the Company's CyberSplash(TM) product, introduced in the U.S. during this calendar year. Increased sales of products by the FOB Hong Kong Operation, which historically carry a lower gross profit margin also contributed to the decline.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended June 30, 1998 increased by $1.2 million, or 32.4%, to $4.9 million, or 58.6% of net sales, from $3.7 million, or 51.7% of net sales, for the quarter ended June 30, 1997. The increase in selling and administrative expenses was mainly attributable to an increase in advertising expenses of $0.9 million primarily to support the sales of Laser Challenge as the Company makes the transition to the ELS V2 version. Spending for research and development increased by $0.2 million as the Company increased its commitment to new product development.

     OPERATING LOSS . As a result of the foregoing, the operating loss for the quarter ended June 30, 1998 increased by $2.3 million, or 657.9%, to a loss of $2.7 million from a loss of $0.4 million for the quarter ended June 30, 1997.

     INTEREST INCOME (EXPENSE),NET. Net interest income for the quarter ended June 30, 1998 was $0.3 million, compared to a net interest expense of $0.1 million for the quarter ended June 30, 1997, an increase of $0.4 million, or 318.5%. The increase in net interest income was primarily due to the investment of cash generated from operations and from the Company's initial public offering in October 1997.

     LOSS BEFORE TAXES. The loss before taxes for the quarter ending June 30, 1998 increased by $2.0 million to $2.5 million, compared to a loss before taxes of $0.5 million for the quarter ended June 30, 1997.

     INCOME TAX BENEFIT. The income tax benefit for the quarter ending June 30, 1998 increased by approximately $1.1 million to a benefit of approximately $1.2 million from a benefit of approximately $0.1 for the quarter ended June 30, 1997 primarily due to increased losses in the quarter ended June 30, 1998.

     NET LOSS. As a result of the foregoing, the net loss for the quarter ended June 30, 1998 increased to $1.3 million ($0.12 per share) from $0.4 million ($0.05 per share) for the quarter ended June 30, 1997, an increase of $0.9 million or 243.6 % from the quarter ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the three months ended June 30, 1998 cash and cash equivalents increased $5.1 million to $26.6 million.

The Company's operating activities provided net cash of approximately $5.4 million, which was primarily due to a net loss of $1.3 million offset by a net increase in operating assets and liabilities of $6.5 million. This net increase included an $11.8 million decrease in accounts receivable and amounts due from factor partially offset by increases in income tax refunds receivable and prepaid expenses and other assets and decreases in accounts payable, accruals, and due to affiliates which totaled $5.4 million

The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings under its credit facility with State Street Bank and Trust Company. The Company expects to finance its longer-term growth primarily from cash flow from operations and with externally generated funds that will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flows from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 for descriptions of [Link Group International v. Toymax Inc., U.S. District Court for the District of Connecticut].

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits
         None

     b)  Reports on Form 8-K
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TOYMAX INTERNATIONAL, INC.
                                       --------------------------
                                             (Registrant)

                                       By /s/ Steven A. Lebensfeld
                                          --------------------------------
                                          Steven A. Lebensfeld
                                          President and Director

                                       By /s/ William A. Johnson, JR.
                                          --------------------------------
                                          William A. Johnson, Jr.
                                          Chief Financial Officer and
                                          Treasurer (Principal Financial
                                          and Accounting Officer)

Date:  August 13, 1998