Form 10-Q
period 1998-09-30
TOYMAX INTERNATIONAL INC
filed 1998-11-16
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

(1)Yes  /X/     No  / /

(2)Yes  /X/     No  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $.01; 10,605,000 shares as of November 13, 1998.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 1998 and March 31, 1998                                3

         Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended September 30, 1998 and 1997       4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended September 30, 1998 and 1997                     5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signatures                                                          15

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      SEPT. 30,      MARCH 31,
                                                        1998           1998
                                                    ------------   ------------
                                                    (UNAUDITED)

ASSETS
CURRENT:
     Cash and cash equivalents                      $ 23,361,631   $ 21,500,588
     Due from Factor                                  23,917,371     19,251,619
     Accounts receivable, net                          9,553,381        523,340
     Due from affiliates and officers                    806,572          -
     Inventories                                       9,480,015      5,474,301
     Prepaid expenses and other current assets         2,289,072      1,846,513
     Deferred income taxes                             2,240,098      2,240,098
                                                    ------------   ------------
         TOTAL CURRENT ASSETS                         71,648,140     50,836,459
PROPERTY AND EQUIPMENT, NET                            2,456,607      1,811,731
DEFERRED INCOME TAXES                                    886,461        886,461
OTHER ASSETS                                           1,633,738        296,940
                                                    ------------   ------------
                                                    $ 76,624,946   $ 53,831,591
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
     Accounts payable                               $  3,085,692   $  2,016,548
     Accrued expenses                                  6,463,320      6,223,513
     Accrued rebates and allowances                    8,498,716      5,792,085
     Due to affiliates                                15,495,033      3,781,974
     Current portion of long-term obligations             31,643         30,084
     Income taxes payable                              2,914,438      1,237,332
                                                    ------------   ------------
         TOTAL CURRENT LIABILITIES                    36,488,842     19,081,536
LONG-TERM OBLIGATIONS                                     36,830         47,162
                                                    ------------   ------------
         TOTAL LIABILITIES                            36,525,672     19,128,698
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
       5,000,000 shares authorized; none outstanding       -              -
     Common stock, par value $.01 per share;
       50,000,000 shares authorized; 10,605,000 shares
       issued and outstanding                            106,050        106,050
     Additional paid-in capital                       23,059,355     23,059,355
     Retained earnings                                16,949,021     11,552,640
     Accumulated other comprehensive income              (15,152)       (15,152)
                                                    ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                   40,099,274     34,702,893
                                                    ------------   ------------
                                                    $ 76,624,946   $ 53,831,591
                                                    ============   ============

     The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  1998             1997             1998             1997
                                              ------------     ------------     ------------     ------------
                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
NET SALES                                     $ 41,128,002     $ 37,176,046     $ 49,399,094     $ 44,266,908
                                              ------------     ------------     ------------     ------------
COST AND EXPENSES:
    Cost of goods sold                          24,644,843       20,287,058       30,770,730       24,070,775
    Selling and administrative                   7,136,390        7,810,544       11,986,628       11,474,595
                                              ------------     ------------     ------------     ------------

                                                31,781,233       28,097,602       42,757,358       35,545,370
                                              ------------     ------------     ------------     ------------

OPERATING INCOME                                 9,346,769        9,078,444        6,641,736        8,721,538
                                              ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES):
    Other income, net                              251,988         (106,949)         199,219          (57,107)
    Interest income                                290,847           12,942          578,925           30,529
    Interest expense                                (3,167)        (235,319)          (4,534)        (384,129)
    Finance charges                               (198,263)        (303,012)        (226,966)        (386,180)
                                              ------------     ------------     ------------     ------------
                                                   341,405         (632,338)         546,644         (796,887)
                                              ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                       9,688,174        8,446,106        7,188,380        7,924,651
PROVISION FOR INCOME TAXES                       3,023,090        2,374,800        1,792,000        2,222,613
                                              ------------     ------------     ------------     ------------

NET INCOME                                    $  6,665,084     $  6,071,306     $  5,396,380     $  5,702,038
                                              ============     ============     ============     ============

BASIC AND DILUTED INCOME PER SHARE            $       0.63     $       0.81     $       0.51     $       0.76
                                              ============     ============     ============     ============

SHARES USED IN COMPUTING BASIC AND DILUTED
INCOME PER SHARE                                10,605,000        7,500,000       10,605,000        7,500,000
                                              ============     ============     ============     ============


         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                     1998             1997
                                                                 ------------     ------------
                                                                  (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                     $  5,396,380     $  5,702,038
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     443,030          571,636
    Bad debts                                                          11,545          121,777
    Non-cash compensation                                                   -          187,000
    Loss on disposal of property and equipment                              -            7,620
    Changes in operating assets and liabilities:
      Due from Factor and accounts receivable                     (13,707,336)     (14,674,116)
      Due from affiliates                                            (775,116)               -
      Inventories                                                  (4,005,714)      (1,087,193)
      Prepaid expenses and other assets                            (1,826,563)        (863,581)
      Income tax refunds receivable                                    47,207                -
      Accounts payable and accruals                                 4,015,582        5,817,753
      Due to affiliates                                            11,713,059        3,619,379
      Income taxes payable                                          1,677,106        2,140,070
                                                                 ------------     ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,989,180        1,542,383
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                            (1,087,908)        (678,975)
  Repayments from (advances to) officers                              (31,456)         169,389
  Proceeds from disposals of property and equipment                         -           35,609
                                                                 ------------     ------------
         NET CASH USED IN INVESTING ACTIVITIES                     (1,119,364)        (473,977)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank credit facility                                          -        4,817,184
  (Decrease) increase in long-term obligations                         (8,773)          52,184
  Capital contributions                                                     -            2,588
  Loans from officers                                                       -         (504,032)
                                                                 ------------     ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (8,773)       4,367,924

NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,861,043        5,436,330

CASH AND CASH EQUIVALENTS, beginning of year                       21,500,588          564,659
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                         $ 23,361,631     $  6,000,989
                                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $      4,631     $    307,354
                                                                 ============     ============

  Income taxes paid                                              $          -     $      2,393
                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Capital lease obligations incurred                             $      4,932     $     95,240
                                                                 ============     ============

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 1998 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended March 31, 1998. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

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

For the calculation of earnings per share for the three and six months ended September 30, 1998 and 1997, all of the Company's options and warrants are excluded from basic and diluted earnings per share because they are anti-dilutive.

NOTE 3 -   COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim reporting purposes, SFAS No. 130 requires disclosure of total comprehensive income.

Total comprehensive income for the three and six months ended September 30, 1998 and September 30, 1997 is the same as the reported net income.

NOTE 4 -   NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued a new disclosure standard. Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes a standard for the way that companies record derivatives. Effective for fiscal years beginning after June 15, 1999, derivatives must be reported on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures.

NOTE 5 -   INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist principally of purchased finished goods.

NOTE 6 -   INCOME TAXES

The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

NOTE 7 -   RECLASSIFICATIONS

Certain September 30, 1997 amounts were reclassified to conform to the September 30, 1998 presentation.

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

This Form 10-Q may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, subsequent changes in retail sell-through of the Company's products; differences between bookings received from customers and actual orders received; changing consumer preferences; the demand for Laser Challenge and other products of the Company; the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials; and changes in trade relations regarding the People's Republic of China. The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Readers are referred to the documents filed by the Company with the Securities and Exchange Commission, specifically, the most recent reports filed under the Securities Exchange Act of 1934 and the registration statement filed pursuant to the Securities Act of 1933 in connection with its October 1997 initial public offering (Registration No. 333-33409), which identify important risk factors.

RESULTS OF OPERATIONS

FOR PURPOSES OF THE THREE AND SIX MONTH COMPARISONS BELOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. (WHICH HAS CONDUCTED THE COMPANY'S U.S. DOMESTIC SALES) ARE REFERRED TO AS THE "U.S. DOMESTIC OPERATION" AND THOSE REFERRING TO THE PERFORMANCE OF TOYMAX (H.K.) LIMITED (WHICH HAS CONDUCTED THE TOYMAX HK SALES) ARE REFERRED TO AS THE "FOB HONG KONG OPERATION."

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

        NET SALES. Net sales for the quarter ended September 30, 1998 increased to $41.1 million from $37.2 million for the quarter ended September 30, 1997, an increase of $3.9 million, or 10.6%.

        Net sales of the FOB Hong Kong Operation increased 60.6% to $20.3 million, or 49.4% of total net sales, in the quarter ended September 30, 1998 from $12.7 million, or 34.1% of total net sales, in the quarter ending September 30, 1997. The increase in net sales was primarily due to a combination of the successful introduction of a line of Spice Girls(TM) products and the continued strong performance of the Mighty Mo's(TM) vehicle line and Nintendo(R) Mini Classics hand held games, both of which were launched in the prior quarter. Net sales of the U.S. Domestic Operation decreased 15.2% to $20.8 million, or 50.6% of total net sales, in the quarter ended September 30, 1998, from $24.5 million, or 65.9% of total net sales, for the quarter ended September 30, 1997. The decrease in net sales was mainly attributable to the decreased sales of the Laser Challenge(TM) product line, partially offset by the sales of new products, including Spice Girls' toys and the recently launched Arcadia(TM) Electronic Skeet Shoot game system and the R.A.D.(TM) Robot.

        GROSS PROFIT. Gross Profit for the quarter ended September 30, 1998, decreased by $0.4 million, or 2.4%, to $16.5 million, or 40.1% of net sales, from $16.9 million, or 45.4% of net sales, for the quarter ended September 30, 1997.

        The most significant reason for the decrease in gross profit as a percentage of net sales was the increased sales of products by the FOB Hong Kong Operation, which historically carry a lower gross profit margin than the U.S. Domestic Operation. The change in product mix also contributed to the lower margin in the period.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended September 30, 1998 decreased by $0.7 million, or 8.6%, to $7.1 million, or 17.4% of net sales, from $7.8 million, or 21.0% of net sales, for the quarter ended September 30, 1997. The decrease in selling and administrative expenses was mainly attributable to a decrease in advertising expenses of $1.0 million primarily due to the higher sales levels in the FOB Hong Kong Operation, which operates on a lower cost structure and does significantly less advertising.

        OPERATING INCOME. As a result of the foregoing, the operating income for the quarter ended September 30, 1998 increased by $0.3 million, or 3.0%, to $9.4 million from $9.1 million for the quarter ended September 30, 1997.

        INTEREST INCOME (EXPENSE), NET. Net interest income for the quarter ended September 30, 1998 was $0.3 million, compared to a net interest expense of $0.2 million for the quarter ended September 30, 1997, an increase of $0.5 million, or 229.4%. The increase in net interest income was primarily due to the investment of cash generated from operations and from the Company's initial public offering in October 1997, which eliminated the need for credit facility borrowing.

        OTHER INCOME (EXPENSE), NET. Net other income for the quarter ended September 30, 1998 was $0.05 million, compared to a net other expense of $0.4 million for the quarter ended September 30, 1997, an increase of $0.5 million, or 113.1%. The increase was primarily due to a vendor settlement as well as a decrease in finance charges mainly due to a reduction in the rate charged on factored sales together with a decrease in net sales in the U.S. Domestic Operation.

        INCOME BEFORE TAXES. Income before taxes for the quarter ending September 30, 1998 increased by $1.2 million, or 14.7%, to $9.7 million, from $8.5 million for the quarter ended September 30, 1997.

        PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 28% for the quarter ended September 30, 1997 to 31% for the quarter ended September 30, 1998 was primarily due to higher effective tax rate for the U.S. Domestic Operation.

        NET INCOME. As a result of the foregoing, net income for the quarter ended September 30, 1998 increased to $6.7 million, or $0.63 per share, from $6.1 million, or $0.81 per share, for the quarter ended September 30, 1997, an increase of $0.6 million or 9.8% from the quarter ended September 30, 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1997

        NET SALES. Net sales in the six months ended September 30, 1998 increased to $49.4 million from $44.3 million in the six months ended September 30, 1997, an increase of $5.1 million, or 11.6%.

        Net sales of the FOB Hong Kong Operation increased 69.5% to $25.9 million, or 52.5% of total net sales, in the six months ended September 30, 1998 from $15.3 million, or 34.5% of total net sales, in the six months ended September 30, 1997. The increase in net sales was primarily due to a combination of the successful launch of a line of Spice Girls products, increases in the sales of the Precious Metals(TM) and Creepy
Crawler(R) product lines and the continued strong performance of the Mighty

Mo's vehicle line and Nintendo Mini Classics hand held games.

        Net Sales of the U.S. Domestic Operation decreased 19.0% to $23.5 million, or 47.5% of total net sales, in the six months ended September 30, 1998, from $29.0 million, or 65.5% of total net sales, in the six months ended September 30, 1997. The decrease in net sales was mainly attributable to the decreased sales of the Laser Challenge product line, partially offset by the sales of new products, including the recently launched line of Spice Girls toys, the Arcadia Skeet Shoot game system and the R.A.D. Robot as well as sales of the Mighty Mo's vehicle line and Nintendo Mini Classics.

        GROSS PROFIT. Gross Profit for the six months ended September 30, 1998, decreased by $1.6 million, or 7.8%, to $18.6 million, or 37.7% of net sales, from $20.2 million, or 45.6% of net sales, for the six months ended September 30, 1997.

        The most significant reason for the decrease in gross profit as a percentage of net sales was the increased sales of products by the FOB Hong Kong Operation, which historically carry a lower gross profit. Additionally, changes in the Company's product mix and higher sales promotion costs in the first quarter stemming from lower than expected retail demand for the Company's CyberSplash(TM) product, introduced in the U.S. during this calendar year, also contributed to the decline.

        SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the six months ended September 30, 1998 increased by $0.5 million, or 4.5%, to $12.0 million, or 24.3% of net sales, from $11.5 million, or 25.9% of net sales, in the six months ended September 30, 1997.

        OPERATING INCOME. As a result of the foregoing, the operating income for the six months ended September 30, 1998 decreased by $2.1 million, or 23.8%, to $6.6 million from $8.7 million for the six months ended September 30, 1997.

        INTEREST INCOME (EXPENSE), NET. Net interest income in the six months ended September 30, 1998 was $0.6 million, compared to a net interest expense of $0.3 million in the six months ended September 30, 1997, an increase of $0.9 million, or 262.4%. The increase in net interest income was primarily due to the investment of cash generated from operations and from the Company's initial public offering in October 1997, which eliminated the need for credit facility borrowing.

        OTHER EXPENSE, NET. Net other expense for the quarter ended September 30, 1998 was $0.03 million, compared to a net other expense of $0.4 million for the quarter ended September 30, 1997, a decrease of $0.4 million, or 93.7%. The decrease was primarily due to a settlement with a vendor as well as a decrease in finance charges due to a reduction in the rate charged on factored sales together with a decrease in net sales in the U.S. Domestic Operation.

        INCOME BEFORE TAXES. Income before taxes for the six months ending September 30, 1998 decreased by $0.7 million to $7.2 million, compared to income before taxes of $7.9 million for the six months ended September 30, 1997.

        PROVISION FOR INCOME TAXES. The effective tax rate for the six months ending September 30, 1998 decreased to 25% from 28% for the six months ended September 30, 1997. The decrease was primarily due to the higher income contribution by the Company's FOB Hong Kong Operation, which is subject to a lower effective tax rate than the U.S. Domestic Operation.

        NET INCOME. As a result of the foregoing, the net income in the six months ended September 30, 1998 decreased to $5.4 million, or $0.51 per share, from $5.7 million, or $0.76 per share, in the six months ended September 30, 1997, a decrease of $0.3 million or 5.4% from the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the six months ended September 30, 1998 cash and cash equivalents increased $1.9 million to $23.4 million.

The Company's operating activities provided net cash of approximately $3.0 million, which was primarily due to net income of $5.4 million offset by a net increase in operating assets and liabilities of $2.9 million. This net increase includes a $20.3 million increase in accounts receivable and amounts due from factor, inventories and prepaids and other assets partially offset by increases in accounts payable, accruals, income taxes payable, and due to affiliates which totaled $17.4 million.

Capital expenditures, principally for the purchase of tooling for new products and equipment, were $1.1 million for the six months ended September 30, 1998 compared to $0.7 million for the six months ended September 30, 1997.

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

YEAR 2000 COMPLIANCE

The Company has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. It is anticipated that the Company's information technology ("IT") systems will be substantially compliant by the end of the third quarter of the fiscal year ending March 31, 1999. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

The Company has begun to assess the compliance of its non-IT systems. It is anticipated that these systems will be compliant by December 31, 1999.

The Company has addressed year 2000 compliance with its major customers and vendors and anticipates that those key business partners who are not as yet compliant will be prior to the year 2000. However, any significant disruption of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, the Company is attempting to discuss and develop contingency plans with other participants in the Company's industry, including suppliers, financial institutions and trading partners, which would be implemented, if in fact they do experience functional or data abnormalities as the result of non-compliance.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

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

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998 for a description of Link Group International v. Toymax Inc., U.S. District Court for the District of Connecticut.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 1998, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 7,650,181 shares (72.1% of the outstanding shares of Common Stock). Two proposals were voted upon at the Meeting. The proposals and voting results were as follows:

1.    Proposal 1 - Election of Directors

      The following persons were elected as directors as follows:

      NAME                         CLASS      FOR          AGAINST   WITHHELD

      Harvey Goldberg              1          7,644,281       -       5,900
      Steven Lebensfeld            2          7,644,281       -       5,900
      Oren Asher                   2          7,644,281       -       5,900
      David Ki Kwan Chu            3          7,644,281       -       5,900
      Joel Handel                  3          7,644,281       -       5,900

2. Proposal 2 - Ratification of selection by the Company's Board of Directors of BDO Seidman, LLP as independent auditors of the Company for the year ended March 31, 1999.

                      FOR               AGAINST        WITHHELD
                      ---               -------        --------
                      7,645,981         1,000          3,200


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

                               TOYMAX INTERNATIONAL, INC.
                               --------------------------
                                     (Registrant)

                               By   /s/ Steven A. Lebensfeld
                                    -----------------------------------
                                    Steven A. Lebensfeld
                                    President and Director

                               By   /s/ William A. Johnson, Jr.
                                    -----------------------------------
                                    William A. Johnson, Jr.
                                    Senior Vice President - Finance,
                                    Chief Financial Officer and
                                    Treasurer (Principal Financial
                                    and Accounting Officer)

Date:  November 13, 1998