Form 10-Q
period 1998-12-31
TOYMAX INTERNATIONAL INC
filed 1999-02-16
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

     Common stock, par value $.01; 10,605,000 shares as of February 15, 1999.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                December 31, 1998

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         December 31, 1998 and March 31, 1998                                 3

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended December 31, 1998 and 1997       4

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended December 31, 1998 and 1997                     5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults by the Company upon its Senior Securities                   15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           17

                                                   PART I.
                                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    DEC. 31,       MARCH 31,
                                                                                     1998            1998
                                                                                  -----------     -----------
                                                                                  (UNAUDITED)
ASSETS
CURRENT:
     Cash and cash equivalents                                                    $19,071,969     $21,500,588
     Due from Factor                                                               33,392,517      19,251,619
     Accounts receivable, net                                                       3,877,428         523,340
     Due from affiliates and officers                                                  42,456            --
     Inventories                                                                   10,121,008       5,474,301
     Prepaid expenses and other current assets                                      5,405,138       1,846,513
     Deferred income taxes                                                          2,240,098       2,240,098
                                                                                  -----------     -----------
         TOTAL CURRENT ASSETS                                                      74,150,614      50,836,459
PROPERTY AND EQUIPMENT, NET                                                         3,553,040       1,811,731
DEFERRED INCOME TAXES                                                                 886,461         886,461
OTHER ASSETS                                                                        9,113,511         296,940
                                                                                  -----------     -----------
                                                                                  $87,703,626     $53,831,591
                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
     Bank Credit Facility                                                         $ 3,494,147     $      --
     Accounts payable                                                               4,878,898       2,016,548
     Accrued expenses                                                              14,259,013       6,223,513
     Accrued rebates and allowances                                                 6,489,240       5,792,085
     Due to affiliates                                                              8,465,796       3,781,974
     Current portion of long-term obligations                                          35,584          30,084
     Income taxes payable                                                           4,871,276       1,237,332
                                                                                  -----------     -----------
         TOTAL CURRENT LIABILITIES                                                 42,493,954      19,081,536
LONG-TERM OBLIGATIONS                                                                  40,092          47,162
                                                                                  -----------     -----------
         TOTAL LIABILITIES                                                         42,534,046      19,128,698
                                                                                  -----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share;
       5,000,000 shares authorized; none outstanding                                     --              --
     Common stock, par value $.01 per share;
       50,000,000 shares authorized; 10,605,000 shares
       issued and outstanding                                                         106,050         106,050
     Additional paid-in capital                                                    23,059,355      23,059,355
     Retained earnings                                                             22,019,327      11,552,640
     Accumulated other comprehensive income                                           (15,152)        (15,152)
                                                                                  -----------     -----------
         TOTAL STOCKHOLDERS' EQUITY                                                45,169,580      34,702,893
                                                                                  -----------     -----------
                                                                                  $87,703,626     $53,831,591
                                                                                  ===========     ===========


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.



                                     TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                           ---------------------------     ---------------------------
                                                              1998            1997            1998            1997
                                                           -----------     -----------     -----------     -----------
                                                           (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
NET SALES                                                  $46,269,930     $35,754,227     $95,669,024     $80,021,136
                                                           -----------     -----------     -----------     -----------

COST AND EXPENSES:
     Cost of goods sold                                     24,827,668      20,020,690      55,598,398      44,091,466
     Selling and administrative                             14,366,117       9,707,552      26,352,745      21,182,147
                                                           -----------     -----------     -----------     -----------

                                                            39,193,785      29,728,242      81,951,143      65,273,613
                                                           -----------     -----------     -----------     -----------

OPERATING INCOME                                             7,076,145       6,025,985      13,717,881      14,747,523
                                                           -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSES):
     Other income, net                                         262,058         269,407         461,277         212,299
     Interest income                                           247,166         191,623         826,091         222,152
     Interest expense                                          (39,422)       (234,873)        (43,956)       (619,001)
     Finance charges                                          (251,499)       (307,691)       (478,465)       (693,871)
                                                           -----------     -----------     -----------     -----------
                                                               218,303         (81,534)        764,947        (878,421)
                                                           -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                   7,294,448       5,944,451      14,482,828      13,869,102
PROVISION FOR INCOME TAXES                                   2,224,141       1,442,285       4,016,141       3,664,898
                                                           -----------     -----------     -----------     -----------
NET INCOME                                                 $ 5,070,307     $ 4,502,166     $10,466,687     $10,204,204
                                                           ===========     ===========     ===========     ===========

BASIC INCOME PER SHARE                                     $      0.48     $      0.46     $      0.99     $      1.23
                                                           ===========     ===========     ===========     ===========

DILUTED INCOME PER SHARE                                   $      0.48     $      0.46     $      0.99     $      1.23
                                                           ===========     ===========     ===========     ===========

SHARES USED IN COMPUTING BASIC INCOME
PER SHARE                                                   10,605,000       9,809,674      10,605,000       8,272,691
                                                           ===========     ===========     ===========     ===========

SHARES USED IN COMPUTING DILUTED INCOME
PER SHARE                                                   10,605,000       9,832,052      10,605,000       8,280,177
                                                           ===========     ===========     ===========     ===========


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        NINE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                       1998            1997
                                                                   ------------    ------------
                                                                    (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $ 10,466,687    $ 10,204,204
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                     824,789         897,522
      Bad debts                                                          20,470         122,020
      Non-cash transactions                                          (6,560,022)        187,000
      Changes in deferred income taxes                                     --        (1,505,000)
      Changes in operating assets and liabilities:
       Due from Factor and accounts receivable                      (17,215,151)    (19,307,782)
       Due from affiliates                                                 --              (291)
       Inventories                                                   (2,568,053)        284,086
       Prepaid expenses and other assets                             (1,419,429)       (604,375)
       Income tax refunds receivable                                     47,207            --
       Accounts payable and accruals                                 10,065,072      11,470,745
       Due to affiliates                                              4,683,822      (5,907,924)
       Income taxes payable                                           3,633,944       2,540,624
                                                                   ------------    ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          1,979,336      (1,619,171)
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                           (2,471,251)       (932,563)
     Acquisitions                                                    (4,786,852)           --
     Repayments from officers                                             2,500         149,680
     Advances to officers                                               (44,956)           --
                                                                   ------------    ------------
         NET CASH USED IN INVESTING ACTIVITIES                       (7,300,559)       (782,883)
                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank loan                                            (599,973)           --
     Increase in bank credit facility                                 3,494,147      (1,829,129)
     (Decrease) increase in long-term obligations                        (1,570)        (69,814)
     Proceeds from issuance of common stock                                --        23,029,082
     Loans from officers                                                   --          (504,032)
                                                                   ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,892,604      20,626,107
                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (2,428,619)     18,224,053
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         21,500,588         564,659
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 19,071,969    $ 18,788,712
                                                                   ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                 $     12,593    $    654,713
                                                                   ============    ============
     Income taxes paid                                             $    375,341    $  2,660,798
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
     Capital lease obligations incurred                            $     22,391    $     95,240
                                                                   ============    ============


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)


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


NOTE 2 - EARNINGS PER SHARE

For the calculation of earnings per share for the three and nine months ended December 31, 1998, all of the Company's options and warrants are excluded from basic and diluted earnings per share because they are anti-dilutive. There were 22,378 and 7,486 options and warrants outstanding for the three and nine months ended December 31, 1997.


NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended December 31, 1998 and December 31, 1997 is the same as the reported net income.


NOTE 4 - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued a new disclosure standard. Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes a standard for the way that companies record derivatives. Effective for fiscal years beginning after June 15, 1999, derivatives must be reported on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. While management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures, it is not believed that this standard will have a material impact on the Company's operations.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist principally of purchased finished goods.


NOTE 6 - INCOME TAXES

The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.


NOTE 7 - RECLASSIFICATIONS

Certain December 31, 1997 amounts were reclassified to conform to the December 31, 1998 presentation.


NOTE 8 - ACQUISITION OF ASSETS

On December 23, 1998, a wholly owned subsidiary of Toymax International, Inc. acquired certain of the assets and liabilities of Go Fly A Kite, Inc. ("GFK"). GFK is a creator and distributor of a full line of kites, flags, windsocks and other related products. The aggregate consideration for the acquisition was $5,725,000 (the "Purchase Price"). A portion of the Purchase Price, amounting to $1,300,000 is payable on December 1, 1999 and is contingent upon the achievement of certain operating results for the twelve month period ending August 31, 1999. An additional payment of up to $150,000 will be paid if certain operating results for the twelve-month period ending August 31, 1999 exceed specified thresholds. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of GFK, immaterial in the current period, have been included in the Company's consolidated financial statements from the date of acquisition. The excess of cost, including various acquisition costs, over the estimated fair market value of tangible net assets acquired was approximately $4,300,000, which is being amortized on a straight-line basis over 15 years and is included in other assets.


NOTE 9 - BARTER TRANSACTION

In December 1998, the Company entered into an agreement with a broker of media advertising, whereby the Company sold and transferred title to merchandise of the Company having a fair value of approximately $6.6 million in exchange for trade credits. Based upon the Company's historical use of barter credits in the purchase of its advertising as well as the Company's current advertising budget, the Company has recorded a portion of the asset as a current prepaid asset with the remaining balance recorded as a long-term asset.


NOTE 10 - SUBSEQUENT EVENTS

In February 1999, the Company replaced its line of credit facility with State Street Bank and Trust Company, Hong Kong Branch with a new agreement between Toymax Inc., its domestic operating company, State Street Bank and Trust Company (the "Bank") and Congress Talcott Corporation ("CTC"), as collateral agent.

Pursuant to the new agreement, the Company may borrow up to $30.0 million. Up to $25.0 million may be borrowed against eighty percent (80%) of the Company's eligible accounts receivable factored by CTC (the "Borrowing Base"). The Borrowing Base may be reduced as a result of certain historical trends. The remaining $5.0 million is not subject to the Borrowing Base. The agreement further provides for the issuance of Letters of Credit on behalf of the GFK subsidiary of up to $2.5 million as part of the overall availability.

Toymax International, Inc. is a guarantor under the line of credit agreement and the Bank is secured by the accounts receivable and inventory of Toymax Inc. and GFK. The agreement calls for certain restrictions relating to particular investments and to the payment of dividends. Borrowings under the agreement are due on demand and bear interest at the Bank's U.S. prime rate or, with respect to the $25.0 million, at a Libor rate plus 1.75% and, with respect to the remaining $5.0 million, at a Libor rate plus 2.25%, at the Company's option.

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

This Form 10-Q may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, subsequent changes in retail sell-through of the Company's products; differences between bookings received from customers and actual orders received; changing consumer preferences; the demand for Laser Challenge and other products of the Company; the Company's dependence on timely development, introduction and customer acceptance of new products; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials and changes in trade relations regarding the People's Republic of China. The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Readers are referred to the documents filed by the Company with the Securities and Exchange Commission, specifically, the most recent reports filed under the Securities Exchange Act of 1934 and the registration statement filed pursuant to the Securities Act of 1933 in connection with its October 1997 initial public offering (Registration No. 333-33409), which identify important risk factors.

RESULTS OF OPERATIONS

FOR PURPOSES OF THE THREE AND NINE MONTH COMPARISONS BELOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. (WHICH HAS CONDUCTED THE COMPANY'S U.S. DOMESTIC SALES) ARE REFERRED TO AS THE "U.S. DOMESTIC OPERATION" AND THOSE REFERRING TO THE PERFORMANCE OF TOYMAX (H.K.) LIMITED (WHICH HAS CONDUCTED THE TOYMAX HK SALES) ARE REFERRED TO AS THE "FOB HONG KONG OPERATION."

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1997

     NET SALES. Net sales for the quarter ended December 31, 1998 increased to $46.3 million from $35.8 million for the quarter ended December 31, 1997, an increase of $10.5 million, or 29.4%.

     Net sales of the FOB Hong Kong Operation increased 89.9% to $8.9 million, or 19.2% of total net sales, in the quarter ended December 31, 1998 from $4.7 million, or 13.1% of total net sales, in the quarter ending December 31, 1997. Net sales of the U.S. Domestic Operation increased 20.3% to $37.4 million, or 80.8% of total net sales, in the quarter ended December 31, 1998, from $31.1 million, or 86.9% of total net sales, for the quarter ended December 31, 1997. The increase in net sales was primarily due to a combination of the successful introduction of new product lines including the Arcadia(TM) Electronic Skeet Shoot gaming system, the R.A.D.(TM) Robot as well as a line of Spice Girls(TM) products and the continued strong performance of the Mighty Mo's(TM) vehicle line and Nintendo(R) Mini Classics hand held games. These increases were partially offset by decreased sales of the Laser Challenge(TM) product line.

     GROSS PROFIT. Gross Profit for the quarter ended December 31, 1998, increased by $5.7 million, or 36.3%, to $21.4 million, or 46.3% of net sales, from $15.7 million, or 44.0% of net sales, for the quarter ended December 31, 1997.

     Gross profit percentages increased slightly at both the U.S. Domestic and FOB Hong Kong Operations primarily as a result of lower customer allowances and shipping costs as a percentage of net sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended December 31, 1998 increased by $4.7 million, or 48.0%, to $14.4 million, or 31.0% of net sales, from $9.7 million, or 27.2% of net sales, for the quarter ended December 31, 1997. The increase in selling and administrative expenses was mainly attributable to an increase in planned advertising expenses of $3.8 million, primarily to support the launch of the Company's Arcadia Electronic Skeet Shoot game system, R.A.D. Robot and additional costs to promote a line of Spice Girls' products.

     OPERATING INCOME. As a result of the foregoing, the operating income for the quarter ended December 31, 1998 increased by $1.1 million, or 17.4%, to $7.1 million from $6.0 million for the quarter ended December 31, 1997.

     INTEREST INCOME (EXPENSE), NET. Net interest income for the quarter ended December 31, 1998 was $0.2 million, compared to a net interest expense of $40,000 for the quarter ended December 31, 1997, an increase of $0.2 million, or 580.3%. The increase in net interest income was primarily due to a reduction in average borrowing levels.

     INCOME BEFORE TAXES. Income before taxes for the quarter ending December 31, 1998 increased by $1.4 million, or 22.7%, to $7.3 million, from $5.9 million for the quarter ended December 31, 1997.

     PROVISION FOR INCOME TAXES. The increase in the effective tax rate from 24% for the quarter ended December 31, 1997 to 31% for the quarter ended December 31, 1998 reflects a higher effective tax rate for the U.S. Domestic Operation. The lower tax rate in the prior year was primarily due to a one-time tax benefit of $0.6 million resulting from the reversal of all the remaining valuation allowances provided against certain tax assets.

     NET INCOME. As a result of the foregoing, net income for the quarter ended December 31, 1998 increased to $5.1 million, or $0.48 per share, from $4.5 million, or $0.46 per share, for the quarter ended December 31, 1997, an increase of $0.6 million or 12.6% from the quarter ended December 31, 1997.

Nine months ended December 31, 1998 compared with the nine months ended December 31, 1997

     NET SALES. Net sales in the nine months ended December 31, 1998 increased to $95.7 million from $80.0 million in the nine months ended December 31, 1997, an increase of $15.7 million, or 19.6%.

     Net sales of the FOB Hong Kong Operation increased 74.3% to $34.9 million, or 36.4% of total net sales, in the nine months ended December 31, 1998 from $20.0 million, or 25.0% of total net sales, in the nine months ended December 31, 1997. The increase in net sales was primarily due to a combination of the successful launches of a line of Spice Girls products, the Arcadia Electronic Skeet Shoot game system and R.A.D. Robot, an increase in the sales of the Precious Metals(TM) product line and the continued strong performance of the Mighty Mo's vehicle line and Nintendo Mini Classics hand held games.

     Net Sales of the U.S. Domestic Operation increased 1.3% to $60.8 million, or 63.6% of total net sales, in the nine months ended December 31, 1998, from $60.0 million, or 75.0% of total net sales, in the nine months ended December 31, 1997. The increase in net sales was mainly attributable to the sales of new products, including a line of Spice Girls toys, the Arcadia Skeet Shoot game system and the R.A.D. Robot as well as sales of the Mighty Mo's vehicle line and Nintendo Mini Classics, partially offset by the decreased sales of the Laser Challenge product line.

     GROSS PROFIT. Gross Profit for the nine months ended December 31, 1998 increased by $4.1 million, or 11.5%, to $40.1 million, or 41.9% of net sales, from $36.0 million, or 44.9% of net sales, for the nine months ended December 31, 1997. The decrease in gross profit as a percentage of net sales was primarily attributable to the increased sales of products by the FOB Hong Kong Operation, which historically carry a lower gross profit. Additionally, changes in the Company's product mix and higher sales promotion costs in the first quarter stemming from lower than expected retail demand for the Company's CyberSplash(TM) product, introduced in the U.S. during this calendar year, also contributed to the decline.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses in the nine months ended December 31, 1998 increased by $5.2 million, or 24.4%, to $26.4 million, or 27.5% of net sales, from $21.2 million, or 26.5% of net sales, in the nine months ended December 31, 1997. The increase in selling and administrative expenses in dollars and as a percentage of sales was mainly attributable to increased advertising expenditures required to support the launch of the Company's Arcadia Electronic Skeet Shoot game system and R.A.D. Robot as well as to promote a line of Spice Girls Products.

     OPERATING INCOME. As a result of the foregoing, the operating income for the nine months ended December 31, 1998 decreased by $1.0 million, or 7.0%, to $13.7 million from $14.7 million for the nine months ended December 31, 1997.

     INTEREST INCOME (EXPENSE), NET. Net interest income in the nine months ended December 31, 1998 was $0.8 million, compared to a net interest expense of $0.4 million in the nine months ended December 31, 1997, an increase of $1.2 million, or 297.1%. The increase in net interest income was primarily due to the investment of excess cash for nine months versus the two months of fiscal 1998 following the Company's initial public offering in October 1997, as well as lower borrowing levels.

     OTHER EXPENSE, NET. Net other expense for the nine months ended December 31, 1998 was $20,000, compared to a net other expense of $0.5 million for the nine months ended December 31, 1997, a decrease of $0.5 million, or 96.4%. The decrease was primarily due from a decrease in finance charges due to a reduction in the rate charged on factored sales.

     INCOME BEFORE TAXES. Income before taxes for the nine months ending December 31, 1998 increased by $0.6 million to $14.5 million, compared to income before taxes of $13.9 million for the nine months ended December 31, 1997.

     PROVISION FOR INCOME TAXES. The effective tax rate for the nine months ending December 31, 1998 increased to 28% from 26% for the nine months ended December 31, 1997. The increase was affected by two factors, a lower tax rate in the prior year due to a one-time tax benefit of $0.6 million resulting from the reversal of all the remaining valuation allowances provided against certain tax assets and a higher income contribution by the Company's FOB Hong Kong Operation in the current year, which is subject to a lower effective tax rate than the U.S. Domestic Operation.

     NET INCOME. As a result of the foregoing, the net income in the nine months ended December 31, 1998 increased to $10.5 million, or $0.99 per share, from $10.2 million, or $1.23 per share, in the nine months ended December 31, 1997, an increase of $0.3 million or 2.6% from the nine months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the nine months ended December 31, 1998, cash and cash equivalents decreased $2.4 million to $19.1 million.

The Company's operating activities provided net cash of approximately $2.0 million, which was due to net income of $10.5 million and adjustments of $0.8 million primarily offset by a non-cash barter sale of $6.6 million in exchange for trade credits and a net increase in operating assets and liabilities of $2.8 million. This net increase in operating assets and liabilities includes a $17.2 million increase in due from factor and accounts receivable and a $4.0 million increase in inventories prepaids and other assets. This was partially offset by increases in accounts payable and accruals of $10.1 million and increases in income taxes payable and due to affiliates totaling $8.3 million.

Investing activities used $7.3 million in net cash including $4.8 million related to the acquisition of Go Fly A Kite. Capital expenditures, principally for the purchase of tooling for new products and equipment, were $2.5 million for the nine months ended December 31, 1998 compared to $0.9 million for the nine months ended December 31, 1997.

Financing activities provided $2.9 million in net cash which included a $3.5 million increase in the bank loan, offset by a $0.6 million bank loan repayment, resulting primarily from the acquisition of Go Fly A Kite.

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

RECENT INFORMATION

In February 1999, the Company replaced its line of credit facility with State Street Bank and Trust Company, Hong Kong Branch with a new agreement between Toymax Inc., its domestic operating company, State Street Bank and Trust Company (the "Bank") and Congress Talcott Corporation ("CTC"), as collateral agent.

Pursuant to the new agreement, the Company may borrow up to $30.0 million. Up to $25.0 million may be borrowed against eighty percent (80%) of the proceeds of the Company's eligible accounts receivable factored by CTC (the "Borrowing Base"). The Borrowing Base may be reduced as a result of certain historical trends. The remaining $5.0 million is not subject to the Borrowing Base. The agreement further provides for the issuance of Letters of Credit on behalf of the GFK subsidiary of up to $2.5 million as part of the overall availability.

Toymax International, Inc. is a guarantor under the line of credit agreement and the Bank is secured by the accounts receivable and inventory of Toymax Inc. and GFK. The agreement calls for certain restrictions relating to particular investments and to the payment of dividends. Borrowings under the agreement are due on demand and bear interest at the Bank's U.S. prime rate or, with respect to the $25.0 million, at a Libor rate plus 1.75% and, with respect to the remaining $5.0 million, at a Libor rate plus 2.25%, at the Company's option.

ACQUISITIONS AND NONRECURRING ITEMS

On December 23, 1998, a wholly owned subsidiary of Toymax International, Inc. acquired certain of the assets and liabilities of Go Fly A Kite, Inc. ("GFK"). GFK is a creator and distributor of a full line of kites, flags, windsocks and other related products. The aggregate consideration for the acquisition was $5,725,000 (the "Purchase Price"). A portion of the Purchase Price was paid through funds available under the Company's credit facility with State Street Bank and Trust Company, Hong Kong Branch. The balance of the purchase price was funded utilizing cash from operations.

YEAR 2000 COMPLIANCE

The Company has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. The Company's information technology ("IT") systems are substantially year 2000 compliant. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

The Company is continuing its assessment of the compliance of its non-IT systems. It is anticipated that these systems will be compliant by December 31, 1999.

The Company has addressed year 2000 compliance with its major customers and vendors and anticipates that those key business partners who are not as yet compliant will be prior to the year 2000. However, any significant disruption in the flow of new products or of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, the Company is attempting to discuss and develop contingency plans with these and other participants in the Company's industry, including suppliers, financial institutions and trading partners, which would be implemented, if in fact they do experience functional or data abnormalities as the result of non-compliance.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen countries of the European Union established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the Euro. The participating countries adopted the Euro as their common legal currency on that date. The legacy currencies are scheduled to remain legal tender as denominations of the Euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, Euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender. The Euro has begun trading on currency exchanges and is available for non-cash transactions.

The Company deals exclusively in U.S. dollars for all its international sales and as such does not believe that the conversion to the Euro will have a significant impact on its operations.

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

The Company has been notified by the Internal Revenue Service concerning a pending examination covering tax years 1993, 1994 and 1995. As of the date of this Form 10-Q, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact on the Company's financial condition or results of operations, if any.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

The Company has utilized the remaining net proceeds from its initial public offering in conjunction with the acquisition of Go Fly A Kite, Inc.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter ended December 31, 1998.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits

             A. Asset Purchase Agreement between Go Fly A Kite Acquisition Corp. and GFK dated December 23, 1998.

          10.7(b) Credit Facility Agreement dated February 3, 1999 between the Company and State Street and Trust Company and Congress Talcott Corporation.

       b) Reports on Form 8-K

       A Current Report on Form 8-K, dated January 6, 1999, was filed by the Company announcing the acquisition of certain of the assets and liabilities of Go Fly A Kite, Inc.

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


Date:  February 15, 1999