Form 10-K
period 1999-03-31
TOYMAX INTERNATIONAL INC
filed 1999-06-29
CIK 1044010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                      (1)Yes /X/ No / / (2)Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 22, 1999 was $18,281,273. The calculation does not reflect a determination that persons are affiliates for any other purposes.

    Number of shares of common stock outstanding as of June 22, 1999:
10,605,000.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Toymax International, Inc. Annual Report to Shareholders for the year ended March 31, 1999.

2. Portions of the Toymax International, Inc. 1999 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TOYMAX INTERNATIONAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                               ITEMS IN FORM 10-K

                                                                                                                 PAGE
                                                                                                                 -----
                                                         PART I

Item 1.     Description of Business.........................................................................           3

Item 2.     Properties......................................................................................          13

Item 3.     Legal Proceedings...............................................................................          13

Item 4.     Submission of Matters to a Vote of Security Holders.............................................          13

                                                         PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.......................          14

Item 6.     Selected Consolidated Financial Data............................................................          14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........          15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......................................          21

Item 8.     Financial Statements and Supplementary Data.....................................................          22

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............          22

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant..............................................          22

Item 11.    Executive Compensation..........................................................................          22

Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................          22

Item 13.    Certain Relationships and Related Transactions..................................................          22

                                                         PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          23

            Signatures......................................................................................          26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, changes in retail sell-through of the Company's products; differences between bookings received from customers and actual orders received, the Company's dependence on timely development, introduction and customer acceptance of new products; the loss of existing licenses or the inability to renew or extend licenses under favorable terms; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials; and changes in trade relations regarding China. The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Additional explanation of these factors and other factors affecting the Company's performance are set forth from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

GENERAL

    Toymax International, Inc. (the "COMPANY") is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the U.S. and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax-Registered Trademark- toys, such as R.A.D.-TM- Robot, Mighty Mo's-TM- vehicles, the award-winning Laser Challenge-TM- brand and a new line of educational hand-held and tabletop electronics under the Jumpstart-TM- brand licensed from Knowledge Adventure Inc., and the Math Blaster-TM- brand licensed from Davidson & Associates, Inc.; Go Fly a Kite-Registered Trademark- kites, windsocks and banners; Candy Planet-TM- candy products and Monogram International gift, novelty and souvenir products. Management believes that the major strengths of the Company include its ability to develop and design new toys, such as Arcadia-TM- Electronic Skeet Shoot; to identify and satisfy niche opportunities with brands such as Mighty Mo's; to extend existing core brands such as Laser Challenge; and to identify acquisitions, such as Monogram International, Inc. ("Monogram") and Go Fly A Kite, Inc. ("GFK"), that further its plan to diversify into other leisure product categories.

    Beginning in 1998, the Company began to take a number of important steps designed to better position the Company for future growth through the diversification of its product line. In February 1999 the Company formed a new division, Candy Planet, which together with the licensing of the World Wrestling Federation ("WWF") brand, enabled the Company to enter the expanding candy industry, which grew to $9.7 billion in 1997 (retail sales estimates of non-chocolate candy and gum according to the National Confectioners Association). In December 1998 the Company acquired the business of Go Fly A Kite, Inc., a leading developer and marketer of kites, windsocks, banners, mini flags and WindWheels-TM-. In May 1999 the Company completed the acquisition of Monogram International, Inc., a leading designer, manufacturer and marketer of gift and children's leisure product lines, including items based on well-established and evergreen licenses. Monogram has been associated with the Walt Disney Company for over 25 years and has more recently established a relationship with Warner Bros. Consumer Products. In order to integrate the current and any future acquisitions as well as to build the business in basic staple products, the Company has established a new administrative group, Toymax Enterprises, which will be comprised of the recently acquired GFK, the Candy Planet unit, the Company's non-promotional toy line, and Monogram.

    The Company has generated net profits in four out of its last five fiscal years. For the fiscal year ended March 31, 1999, Toymax had net sales of $107.2 million and net income of $8.6 million compared to net sales of $99.3 million and net income of $11.3 million in fiscal 1998, an increase of 7.9% in net sales and a decrease of 24.0% in net income. The net sales increase was primarily due to a combination of the successful launches of several new products partially offset by lower sales of Laser Challenge. Net income was negatively impacted primarily by lower operating margins reflecting the impact of diversification to multiple product lines and non-promotional products versus a single dominant promotional product.

    The Company has a worldwide web site (http://www.toymax.com) on the Internet, which provides information about the Company and its products. The site also contains downloadable software games, contests, a store locator and a strictly monitored kid's chat. In fiscal 2000 the Company will be adding a dedicated section where girls will be able to participate in various activities, receive Girls' Best Friends Club updates and interact with other club members.

    The Company believes it is well positioned for future growth. The key elements of the Company's growth strategy are to: (i) penetrate new markets, by acquisition or product expansion and diversification; (ii) smooth its revenue stream throughout the year, by adding non-promotional items to its product portfolio; (iii) extend existing core brands; (iv) expand into new core product categories and (v) continue to license recognized brand names such as Nintendo-Registered Trademark-, World Wrestling Federation, Spice Girls-TM-, Deer Hunter-TM-, Jeep, Chevrolet, Mercedes-Benz, Jumpstart and Disney.

INDUSTRY AND COMPETITION

    Toys are the most significant industry in which the Company competes. The majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively lower than in the U.S. The largest foreign manufacturing market is the People's Republic of China ("PRC"), followed by Japan and Taiwan. Such operations require greater lead times than domestic manufacturing operations and also result in greater shipping costs, particularly for larger toys. The design, production and sales of toy products in the U.S. are subject to various regulations.

    Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: mass merchandisers, small independent toy stores, gift and novelty shops, warehouse clubs and mail order catalogs. Despite the broad number of toy outlets, retail toy sales have been increasingly generated by a small number of large chains, such as Toys "R" Us, Wal-Mart, Kay-Bee, Kmart and Target. Despite this consolidation in recent years, both at the retail and manufacturing level, many small and mid-sized companies continue to compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products. This has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. Such consolidation may have a negative effect on small and mid-sized toy companies, such as the Company, to compete.

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

    The Company seeks to expand into new markets in order to decrease reliance on the highly competitive toy industry. In this regard the Company has acquired Go Fly A Kite and Monogram International and formed Candy Planet in an effort to counteract any possible negative results in the toy industry.

    Go Fly A Kite competes in both the kites and flags/windsock markets. There are numerous specialty kite manufacturers, which are characterized by very small volume and higher pricing. Monogram competes in the gift, novelty and souvenir industry.

SEASONALITY AND BACKLOG

    Sales of toy products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. While the Company has taken steps to level sales over the entire year, this pattern is expected to continue for the foreseeable future.

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

    The Company seeks to expand into product categories, which are traditionally popular in the first and second calendar quarters in order to reduce its dependence on third and fourth quarter sales. To this end, the Company has acquired Go Fly A Kite and Monogram International, formed Candy Planet and is developing spring and summer toys under the Toymax brand.

PRODUCTS

    The Company's existing product lines and 1999 product introductions and extensions fall into seven categories: Action Toys, Children's Activity Toys, Girls' Toys, Vehicles, Electronics, Candy and Gift, Novelty, Souvenir.

    ACTION TOYS

    The Laser Challenge brand was introduced in 1996, and continues to be the top-selling laser game. The Laser Challenge system uses an advanced infrared light technology, which is effective at longer firing distances than competing systems. The Company continues to redesign and extend the Laser Challenge brand, a strategy, which supports the Company's expectation that Laser Challenge will be marketed over a long period of time. In fiscal 1999, the Laser Challenge brand was extended to include the V2 ELS (Extreme Laser System) segment which consists of blasters with longer firing distances and more features built in to the blasters and sensor vests, and the ELS Game System, a portable computer which enables players to track and record their game statistics, just as they do in commercial laser arenas. In fiscal 2000, the basic Laser Challenge blaster and vest system has been restyled and repackaged and the Laser Challenge Radar Extreme System is being introduced. The Radar Extreme system includes electroluminescent scoring lights, a built in warning system which indicates when a player is in another player's sight and a lock-out which prevents players on the same team from scoring on one another.

    The Company's position in the Action Toys business expanded in fiscal 1999 with the addition of Go Fly A Kite product which includes stunt kites, parafoils, deltas, diamonds, box and cellular kites, dragons and mini kites.

    CHILDREN'S ACTIVITY TOYS

    The Company continues to maintain a presence in Children's Activity Toys with the Creepy Crawlers-Registered Trademark- line, consisting of the Original Creepy Crawlers Workshop and the Creepy Crawlers "A Bug's Life" Bug Creator and mold pak accessories, based upon the popular Disney/Pixar theatrical and video property. For fiscal 2000, the Company has repackaged and reconfigured its basic craft and activity brand, Creative Corner-TM-, which includes a variety of products including Tattoo Graphix-TM-, Bean Bag Pets-TM-, Soap Center, Glass Craft, Sand Domes and Embosser.

    GIRLS' TOYS

    In fiscal 1999 the Company recognized an opportunity and introduced a line of 3" and 6" collectible Spice Girls figurines, dress up sets and kids electronics such as microphones. In response to strong sales in these categories, the Company introduced a set of 13" talking Spice Girls dolls later in the fiscal year. In fiscal 2000 the Company is introducing the Girl's Best Friends Club-TM-, a line of lifestyle product which includes electronics, stationery and craft items and Mystic Mares & Stallions-TM-, a line of collectible realistic horses with sound. The Company's Girls' Toys product line also includes Talking Tina-Registered Trademark- dolls, which incorporate speech and are interactive with one another, and soft furniture which fits any 11 1/2" fashion doll.

    VEHICLES

    The Company introduced the Mighty Mo's brand of innovative vehicles late in fiscal 1998. The first product utilized an infrared "key chain controller" to activate these light, sound and motion vehicles. The Mighty Mo's Infrared Vehicles, which are marketed in a patented "try me" package, achieved the #1 position in unit sales in their category according to year-end 1998 Toy Retail Sales Tracking System ("TRSTS"). The Company currently has license arrangements to produce Chevrolet, Jeep, Dodge, Mercedes, BMW, Porsche and Ford styles. In fiscal 2000, the Mighty Mo's Infrared Vehicles segment is being extended to include Skidz 180'z and Wheelies stunt vehicles, a Mighty Mo's Jr. version complete with speech, and moving eyes and mouth as well as an 8-function version, complete with a real working radio and moving windshield wipers. Also new for fiscal 1999, under the Mighty Mo's brand name was the Monster Truck, a flywheel powered endurance vehicle which was the #1 product in dollar sales in its category according to year end 1998 TRSTS. In fiscal 2000 a new style is being added to the Monster Truck and the line has been extended to include smaller Mini Mo's-TM-. The Mighty Mo's Drop Shifter-TM- and Lightning Rodz-TM-will continue in the line. The Company is expanding into pre-school programmable vehicles in fiscal 2000 with the introduction of Starter Up Steve-TM-, a battery operated programmable pick-up truck with moving eyes and mouth. Starter Up Steve will recall and perform up to 32 consecutive commands.

    ELECTRONICS

    The Company has significantly expanded its presence in the Electronics segment of the industry; building upon the success of previously introduced products and planned introductions for fiscal 2000. In 1998 the Company signed an exclusive agreement and distributed a line of four handheld Nintendo Mini Classics games in the United States; three additional games were introduced at 1999 Toy Fair in New York. The Arcadia Electronic Skeet Shoot system, first introduced in 1998, ranked second in its category based upon dollar sales, according to year-end 1998 TRSTS. The Company secured a license for Deer Hunter, the popular CD-ROM game and will be marketing a dedicated Deer Hunter Arcadia system along with other game cartridges and accessories. In Fiscal 1999 the Company introduced R.A.D. Robot, a technologically advanced high-performance all terrain radio controlled articulated robot. In fiscal 2000, the Company is introducing R.A.D. 2.0, an evolved version with a redesigned head and additional lights. An infrared gun and target set have been added to the R.A.D. product offerings.

    Based upon the Company's success in radio control, the fiscal 2000 line has been expanded to include RRRip Jaw-TM-, a radio controlled raptor who runs, shoots darts and roars and Battle Drones-TM-, the first radio control fighting action figures. In fiscal 2000 the Company is introducing a range of handheld and tabletop electronic learning products based upon licensing agreements entered into with Knowledge Adventure, a leading publisher in the educational software industry, for their Jumpstart and Blaster brands. The Company is also launching Thinkworks, an electronic reading system which helps kids read on their own; the books and cartridges which form part of the system include popular titles licensed from Random House and from Buena Vista Books, Inc. a division of Disney Consumer Products. The Company has also entered into a licensing agreement with Humongous Entertainment, a leading publisher of children's adventure CD-ROM and will produce handheld electronic games and interactive plush based upon characters such as Putt-Putt and Freddi Fish.

    CANDY

    Under a licensing agreement with Titan Sports, Inc. the Company's Candy Planet division is creating a diversified line of WWF candy products including fruit treats, lollipops, novelty gum, tube toppers, gumball machines and other interactive products. The Company also markets non-licensed novelty candy items such as Gumball Sports and Dome Shooters.

    GIFT/NOVELTY/SOUVENIR

    The Company's acquisitions of Monogram International and Go Fly A Kite herald its entrance into this category. Monogram's gift and children's leisure product lines include plastic, die-cast, plush and action toys, key chains, drinkware, stationery and desk accessories. Promotional and private label specialty products are marketed to major theme parks, resorts and corporate customers. In 1999, Monogram will add product based on newly acquired licensees from Coco-Cola and Crayola-Registered Trademark-. Go Fly A Kite's WindDesigns-TM-division offers a wide array of flags, windsocks, door banners, mini flags and WindWheels colorful lawn ornaments.

PRODUCT DESIGN AND DEVELOPMENT

    The Company has built a knowledgeable in-house product development team and a network of independent designers to create new products. Employees in the Marketing and Research and Development departments coordinate efforts to design and develop the majority of the Company's toy concepts and products. Current technologies have been utilized to redesign and redevelop major brands and toy products from the past, E.G. Creepy Crawlers. The Company's GFK subsidiary strives to maintain a product line that displays cutting edge graphics and reflects current cultural trends. Total Company-sponsored research and development expenses for fiscal 1997, 1998 and 1999 were $1.8 million, $2.9 million and $2.6 million, respectively.

    The Company continually evaluates new product ideas generated by a number of outside designers to maintain access to a wide range of development talent. When a product is developed based on the idea presented by an independent designer, the Company enters into a license agreement with the designer.

LICENSING

    Licensing is a major influence on the leisure products industry affecting virtually all product categories. Although the Company has not significantly relied on entertainment-related licenses, the Company has marketed and continues to market products based on licensed popular characters and trademarks from major entertainment companies and other widely-known corporate trademarks. This allows the Company to benefit from pre-existing awareness of a character or brand and from the marketing efforts and prior goodwill attached to it. Currently, the Company has license agreements with Disney Enterprises, Inc., the

Chevrolet Motor Division of General Motors, the Mercedes Benz, Jeep and Dodge divisions of DaimlerChrysler, Knowledge Adventure, Humongous Entertainment, Titan Sports, Inc., GT Interactive, Ford, and others. The Company has also granted licenses based upon its Creepy Crawlers brand for which it receives royalties.

    In May 1999, the Company announced a new licensing relationship with Tomy Corporation, one of the world's largest toy companies. The licenses will allow the Company to develop new product lines, such as Girl's Best Friend Club and Battle Drones, based on Tomy's innovative toys, for introduction in the U.S. and foreign markets.

    In return for the use of the licensed character or brand name, the Company typically pays licensing fees of up to 18% of net sales from products marketed under the subject license. Furthermore, the acquisition of a license generally involves the payment of non-refundable minimum royalty payments.

SALES AND DISTRIBUTION

    The Company operates in two reporting segments: Toymax Core Business (primarily consisting of sales activities conducted through Toymax Inc. ("TOYMAX NY") and Toymax (H.K.) Limited ("TOYMAX HK")) and Toymax New Ventures (consisting of Go Fly A Kite and Candy Planet).

    Sales conducted by Toymax NY consist of sales of the Company's promotional product lines to primarily U.S. customers pursuant to customer purchase orders. Customers purchasing products on this basis include Toys "R" Us, Kay-Bee Toys, F.A.O. Schwarz, Wal-Mart Stores, Inc., Kmart Corporation and Target Stores, Inc. Sales conducted by Toymax HK ("TOYMAX HK SALES")consist of sales on a free on board ("FOB") Hong Kong basis which are generally based on letters of credit, and include sales of lower priced basic products to U.S. and international retailers; including Toys "R" Us International, Index (U.K.), Wal-Mart (Canada); and sales of the Company's promotional product lines to approximately 48 international distributors. Candy Planet sales are made pursuant to customer purchase orders. Sales conducted by GFK are on a COD, prepaid or credit card basis for those customers who do not qualify for credit terms. Extended dating programs are periodically offered to qualifying customers. GFK sells to customers throughout the continental U.S. and to a lesser extent, internationally. These international customers may receive a direct letter of credit whereby shipments are made directly from the overseas factory at a reduced price. The Company's products are sold in over 45 countries around the world. The following table depicts the Company's net sales in these two segments for the last three fiscal years and includes GFK sales since December 23, 1998 and Candy Planet sales since February 1999:

                                                                        FISCAL YEAR
                                                              --------------------------------
SALES                                                           1997       1998        1999
------------------------------------------------------------  ---------  ---------  ----------

                                                                       (IN THOUSANDS)
Toymax Core Business........................................  $  54,683  $  99,329  $  102,065
Toymax New Ventures.........................................         --         --       5,113
                                                              ---------  ---------  ----------
Net Sales...................................................  $  54,683  $  99,329  $  107,178
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    TOYMAX CORE BUSINESS SALES. This segment's U.S. sales activities are conducted through its nationwide network of independent sales representatives, an in-house sales staff and, with respect to certain major accounts, by senior management. Comprised of more than 34 sales executives and three sales organizations at March 31, 1999, this sales network maintains close customer relationships, develops new accounts and presents new products to its established customers. The Company's leading U.S. customers (not including Toymax HK sales to the U.S.) include major toy retailers, mass merchandisers, department stores and catalog companies. Toymax NY sales constituted 70.9%, 76.8% and 63.4% of consolidated net sales in fiscal 1997, 1998 and 1999, respectively.

    Toymax HK Sales are comprised of sales to international retailers and distributors and to certain U.S. retailers. Such sales are conducted on a FOB Hong Kong basis and generally require the opening of a letter of credit. Since its inception in 1990, Toymax has emphasized international sales, and today Toymax's products are sold in over 45 countries worldwide. The Company's international sales network consists of 48 international distributors and nine international sales representative organizations. In fiscal 1997, 1998 and 1999, Toymax HK sales accounted for 29.1%, 23.2% and 31.9% of net sales, respectively.

    TOYMAX NEW VENTURES SALES. GFK Sales are comprised primarily of sales to kite stores, hobby stores, gift, specialty and bookstores, and toy stores. Products are also distributed by mail order catalogs, such as L.L. Bean and Land's End, sporting goods stores, and other mass-market retailers. In addition to its in-house sales and customer service staff, GFK employs a network of 15 outside sales representatives. GFK products are currently sold by the Company to over 20,000 customers.

    Candy Planet Sales are comprised primarily of sales to mass merchandisers and food chain brokers. Sales activities are conducted through independent sales representatives, an in-house sales staff and, with respect to certain major accounts, by senior management.

    The Company also maintains "house accounts" which involve direct sales by the Company to certain major international retailers. Such "house accounts" are not covered by the Company's distribution agreements or sales representative agreements. Major international retailers to whom the Company sells directly include Toys "R" Us International, Wal-Mart (Canada) and Index (U.K.)

CUSTOMERS

    Only Toys "R" Us and Wal-Mart accounted for more than 10% of invoiced sales during fiscal 1999.

MARKETING

    The Company employs a variety of methods to market its new and existing products. New toys, existing toys and line extensions are marketed primarily by members of the Company's executive and sales management at the Company's showrooms in Hong Kong and New York during major international toy shows. The Company is also represented at additional toy shows as well as candy shows both domestically and internationally and recently showed its products for the first time at the Electronics Entertainment Expo (E3) in Los Angeles.

    Product packaging and placement is a large part of the Company's overall marketing strategy. The Company's products are sold in brightly colored, eye-catching packages with strong brand identity. All packaging must meet strict guidelines for communication effectiveness and for its ability to stand out from the competitive clutter. The Company utilizes "try me" packaging whenever possible. Furthermore, the Company seeks prime shelf space (including end caps and "power walls") in the stores of its major retail customers.

    The Company currently allocates a significant portion of its marketing resources to television advertising, which it believes is the most cost-effective way to reach its primary target audience of children. The commercials are run on national television and in local spot television markets to support the promotional efforts and distribution patterns of its key retailers. The Company will use other media, such as print, on-line and non-directed television, when appropriate.

    The Company's GFK subsidiary primarily markets its products through its annual catalogs. Other marketing channels include trade shows, seasonal brochures, advertisements in trade magazines, personal sales calls and telemarketing.

    The Company also employs traditional marketing methods such as couponing and in-store demonstrations adjacent to its products.

PURCHASING AND MANUFACTURING

    Toymax NY and Toymax HK currently contract for all their manufacturing requirements. Management believes that this practice provides the Company with the most efficient use of its capital at this time. Tai Nam Industrial Company Limited ("TAI NAM"), which is based in Hong Kong, serves as the Company's purchasing agent for its core toy business pursuant to an agency agreement, (THE "AGENCY AGREEMENT") dated April 1, 1997, as amended, between Tai Nam and Toymax NY. Since the Company's founding, Tai Nam or its affiliate, Concentric Toys Limited ("CONCENTRIC"), has served as the Company's purchasing agent. Tai Nam and Concentric are owned by David Chu, the Chairman and a principal stockholder of the Company. As the Company's purchasing agent, Tai Nam arranges for the manufacturing of the Company's products based on purchase orders placed with Tai Nam by the Company. In addition, Tai Nam handles all shipping documents, letters of credit, bills and payments, serves as liaison with other vendors and performs quality control functions. For these services, Tai Nam receives an agency fee of 7% of the gross invoiced value of products purchased by the Company. Pursuant to the Agency Agreement, Toymax purchases products from Tai Nam at Yantian (PRC) FOB prices. The Company pays all expenses associated with the making of molds for new products. Pursuant to the Agency Agreement, the Company owns the tooling and molds for its products. The term of the Agency Agreement ends on March 31, 2000.

    The Company believes that it has a favorable marketer-supplier relationship with Tai Nam. Prior to the formation of Toymax in 1990, Steven Lebensfeld, President of the Company, and Harvey Goldberg, the Executive Vice President of the Company, each had a marketer-supplier relationship with Tai Nam. The Company believes that the price, quality of merchandise, reliability, and the ability of Tai Nam to meet the Company's timing requirements for delivery have been comparable to, if not better than, those available from unaffiliated third parties and those which are customary in the industry.

    As purchasing agent, Tai Nam arranges for the manufacturing of the Company's products based on purchase orders placed with Tai Nam by the Company. The majority of such products have been and are currently manufactured by Jauntiway Investments Limited ("JAUNTIWAY"). Jauntiway is an OEM toy manufacturer with two ISO certified manufacturing facilities in the southern portion of the PRC. Jauntiway is also owned by Mr. Chu. Since the Company's inception, Jauntiway has been the Company's most important manufacturer and the Company has been Jauntiway's leading customer. In fiscal 1998 and 1999, approximately 95% and 81%, respectively, of the Company's products were manufactured by Jauntiway (some utilizing subcontractors). The Company entered into a manufacturing agreement with Tai Nam and Jauntiway dated September 22, 1997. This agreement contains standard manufacturing terms as well as providing that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders. The term of the manufacturing agreement ends on March 31, 2000.

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

    GFK utilizes four manufacturers, three in the PRC and one in Taiwan to make approximately 85% of its products, based upon the company's product specifications. Manufacturing commitments are made on a purchase order basis. The company typically has an annual agreement with each supplier, which is cancelable at any time. The suppliers are paid on a letter of credit basis, sometimes with terms, or occasionally in cash or on terms without a letter of credit.

    Candy Planet contracts for all of its manufacturing requirements and currently utilizes seven manufacturers, three in the PRC, two in the U.S. and two in Canada, to produce its candy products and components. Manufacturing commitments are made on a purchase order basis. Suppliers are primarily paid in cash or on terms without a letter of credit.

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

    Candy Planet's products are subject to inspection by the Food and Drug Administration and various other governmental agencies, and must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.

TARIFFS AND DUTIES

    In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated effective January 1, 1995 from products manufactured in all Most Favored Nation ("MFN") countries (including the PRC). In July 1998, the United States extended the PRC's MFN status for one year, which allows products imported into the United States from the PRC to be accorded normal import duties. Increases in quotas, duties, tariffs or other changes or trade restrictions, which may be imposed in the future, would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status were revoked. The loss of MFN status for the PRC would result in substantial duties on the cost of toy, candy and kite related products manufactured in the PRC and imported into the United States.

    In addition, Toymax HK is based in Hong Kong, until recently a British Crown Colony. On July 1, 1997, sovereignty of Hong Kong reverted back to the PRC. To date, this change has not impacted the Company's business.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

    The Company owns or controls numerous patents and trademarks, which limit the ability of third parties to directly compete with the Company in its major brands. Key patents cover the Creepy Crawlers Workshop and the Creature Creator ovens, as well as aspects of the Laser Challenge system. Key trademarks include Creepy Crawlers, Plasti-Goop-Registered Trademark-, Talking Tina, Laser Challenge, Metal Molder-TM-, Tattoo Graphix, Magic Maker-Registered Trademark-, Arcadia, Mighty Mo's, R.A.D., WindWheels and WindDesigns. The Company has patents pending with regard to the Mighty Mo's product line.

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

EMPLOYEES

    At March 31, 1999, the Company had 101 employees, of which 93 were full time. The Company is not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The Company leases approximately 27,000 square feet of space in Plainview, New York for its corporate offices. The lease has an annual rental obligation, which ranges from $451,749 in the third year to $493,638 in the sixth year, followed by a decrease to $445,941 in the seventh year. This lease expires on April 30, 2004.

    In addition, the Company leases approximately 3,270 square feet of space at the Toy Center, 200 Fifth Avenue, New York, New York, to house its New York City Showroom facility. This lease has an annual base rental obligation of $115,020 and expires on April 30, 2003. The Company also leases approximately 260 square feet of space at the Toy Center, which has a monthly rent of $2,200 and expires November 30, 1999.

    The Company rents approximately 1,628 square feet of space in Kowloon, Hong Kong from David Chu, Chairman of the Company, which it uses as showroom facilities. The monthly rent under this lease is approximately $4,900. The lease expires on September 1, 2000.

    The Company leases two buildings in East Haddam, Connecticut, one building containing 21,400 square feet of office and warehouse space and a second building containing 2,400 square feet of warehouse space. The monthly rent under this lease is $5,524. The initial term of the lease expires on January 1, 2000. The Company has the right, at its option, to renew the lease for terms totaling six additional years.

    The Company leases office space in St. Louis County, Missouri. The monthly rent under this lease is $1,155 effective April 1, 1999 and expires March 31, 2000.

    The Company utilizes public warehousing facilities in Fife, Washington, Columbus, Ohio and Plainview, New York and is charged based upon its usage of the facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fiscal year ended March 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Since October 20, 1997, the Company's Common Stock has been trading on the NASDAQ National Market System under the symbol "TMAX." The following table sets forth the high and low closing sales prices of the Company's Common Stock in each of the following quarters as reported by NASDAQ:

                                                                                    PRICE RANGE OF
                                                                                     COMMON STOCK
                                                                                 --------------------
                                                                                   HIGH        LOW
                                                                                 ---------  ---------
FISCAL 1998:
  Third Quarter (from October 20, 1997)........................................       9.81       7.25
  Fourth Quarter...............................................................      10.13       6.75
FISCAL 1999:
  First Quarter................................................................       8.75       6.63
  Second Quarter...............................................................       7.38       4.63
  Third Quarter................................................................       7.25       4.25
  Fourth Quarter...............................................................       7.50       5.13

    As of April 30, 1999, the number of holders of record of Common Stock was approximately 2,011.

DIVIDEND POLICY

    Prior to its initial public offering, the Company declared dividends to its stockholders in 1993, 1994 and 1995. The Company currently intends to retain earnings, if any, to finance the development and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Certain provisions of the Company's Line of Credit Agreement limit the payment of dividends. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's ability to generate earnings, need for capital, overall financial condition and any restrictions contained in any then existing financing or other agreements.

STOCK REPURCHASE PROGRAM

    In May 1999, the Company announced that its Board of Directors had approved the repurchase of up to $2.0 million of Toymax common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. The Company's credit facility restricts it from purchasing shares of its capital stock in excess of $2.0 million during any fiscal year. As of June 22, 1999, the Company had not repurchased any stock.

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

                                                       FISCAL YEARS ENDED MARCH 31,
                                           -----------------------------------------------------
                                             1995       1996       1997       1998       1999
                                           ---------  ---------  ---------  ---------  ---------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................  $  70,623  $  43,622  $  54,683  $  99,329  $ 107,178
Cost of goods sold.......................     42,640     30,601     33,837     54,971     64,797
                                           ---------  ---------  ---------  ---------  ---------
Gross profit.............................     27,983     13,021     20,846     44,358     42,381
Selling and administrative expenses......     27,121     24,641     18,026     28,166     31,329
                                           ---------  ---------  ---------  ---------  ---------
Operating income (loss)..................        862    (11,620)     2,820     16,192     11,052
Other income (expense), net..............       (332)       300        240       (507)      (201)
Interest income (expense), net...........       (460)      (738)      (394)      (212)       985
                                           ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes........         70    (12,058)     2,666     15,473     11,836
Income tax expense (benefit).............       (198)    (2,254)      (681)     4,133      3,220
                                           ---------  ---------  ---------  ---------  ---------
Net income (loss)........................  $     268  $  (9,804) $   3,347  $  11,340  $   8,616
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
Basic and diluted earnings (loss) per
  share..................................  $     .04  $   (1.31) $     .45  $    1.28  $    0.81
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
Cash dividends declared per common
  share..................................  $     .09  $      --  $      --  $      --  $      --
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
Basic and diluted average common shares
  outstanding............................  7,500,000  7,500,000  7,500,000  8,847,781  10,605,000

                                                                       MARCH 31,
                                                 -----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                 ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital (deficit)......................  $   1,479  $  (6,123) $  (2,135) $  31,755  $  30,417
Total assets...................................     25,542     22,127     26,278     53,831     62,584
Short-term debt................................      2,487      4,013      8,447         --         --
Long-term obligations (including current
  portion).....................................        206        119         46         77         69
Total stockholders' equity (deficit)...........      6,712     (3,092)       255     34,703     43,319

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Toymax International, Inc. ("TOYMAX" and the "COMPANY") is a consumer products company that creates, designs and develops innovative and technologically advanced toys as well as other leisure products, which it markets and sells in the U.S. and throughout the world. Toymax products promote fun and creative play, and are available under several brands:
Toymax-Registered Trademark- toys, such as R.A.D.-TM- Robot, Mighty Mo's-TM-vehicles, the award-winning Laser Challenge-TM- brand and a new line of educational hand-held and tabletop electronics; Go Fly a Kite-Registered Trademark- kites, windsocks and banners and Candy Planet-TM-candy products.

RESULTS OF OPERATIONS

    The following table sets forth the percentages of net sales of certain income and expense items of the Company for the last three fiscal years:

                                                             PERCENTAGE OF NET SALES
                                                         -------------------------------
                                                              YEARS ENDED MARCH 31,
                                                         -------------------------------
                                                           1997       1998       1999
                                                         ---------  ---------  ---------
Net sales..............................................      100.0%     100.0%     100.0%
Cost of goods sold.....................................       61.9       55.3       60.5
                                                         ---------  ---------  ---------
Gross profit...........................................       38.1       44.7       39.5
Selling and administrative expenses....................       33.0       28.4       29.2
                                                         ---------  ---------  ---------
Operating income.......................................        5.1       16.3       10.3
Other income (expense), net............................        0.4       (0.5)      (0.2)
Interest income (expense), net.........................       (0.7)      (0.2)       0.9
Provision (benefit)for income taxes....................       (1.3)       4.2        3.0
                                                         ---------  ---------  ---------
Net income.............................................        6.1%      11.4%       8.0%
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

    FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX NY AND TOYMAX HK ARE REFERRED TO AS TOYMAX CORE BUSINESS AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE AND CANDY PLANET ARE REFERRED TO AS TOYMAX NEW VENTURES.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1998

    NET SALES. Net sales for fiscal 1999 increased to $107.2 million from $99.3 million in fiscal 1998, an increase of $7.9 million, or 7.9%.

    Net sales of the Toymax Core Business increased 2.8% to $102.1 million, or 95.2% of total net sales from $99.3 million, or 100.0% of total net sales, in fiscal 1998. Toymax NY net sales decreased 11.0% to $67.9 million in fiscal 1999 from $76.3 million in fiscal 1998. Net sales of Toymax HK increased 48.1% to $34.2 million in fiscal 1999 from $23.1 million in fiscal 1998. The aggregate increase in net sales was primarily due to a combination of the successful introduction of new product lines including the Arcadia-TM- Electronic Skeet Shoot gaming system, the R.A.D. Robot and a line of Spice Girls-TM- products, as well as the continued strong performance of the Mighty Mo's vehicle line and Nintendo-Registered Trademark- Mini Classics hand held games. The net decrease in sales of Toymax NY was primarily due to a 53.6% decrease in sales of the Laser Challenge product line in addition to an 81.8% decrease in CyberSplash-TM-, a spring product requiring extensive promotions which was discontinued in fiscal 1999.

    Net sales of Toymax New Ventures were $5.1 million in fiscal 1999 and accounted for 4.8% of total net sales as the result of the formation of Candy Planet and the acquisition of Go Fly A Kite during fiscal 1999.

    GROSS PROFIT. Gross profit for fiscal 1999 decreased by $2.0 million, or 4.5%, to $42.4 million, or 39.5% of net sales, from $44.4 million, or 44.7% of net sales, for fiscal 1998.

    The gross profit of Toymax Core Business decreased by $4.1 million, or 9.2%, to $40.3 million, or 39.4% of net sales, from $44.4 million, or 44.7% of net sales, for fiscal 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to changes in the Company's product mix and higher sales promotion costs, including those stemming from lower than expected retail demand for the Company's CyberSplash-TM- product. Additionally, the increased sales of products by Toymax HK, which historically carry a lower gross profit, also contributed to the decline. The gross profit of Toymax New Ventures was $2.1 million, or 41.4% of net sales in fiscal 1999.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 1999 increased by $3.2 million, or 11.2%, to $31.3 million, or 29.2% of net sales, from $28.2 million, or 28.4% of net sales, for fiscal 1998. Selling and administrative expenses of Toymax Core Business for fiscal 1999 increased by $2.2 million, or 7.7%, to $30.3 million, or 29.7% of net sales, from $28.2 million, or 28.4% of net sales, for fiscal 1998. The increase in dollars and as a percentage of net sales was mainly attributable to a $2.5 million, or 28.2%, increase in advertising required to promote multiple new product lines. Selling and administrative expenses of Toymax New Ventures were $1.0 million or 19.6% of net sales.

    OPERATING INCOME. As a result of the foregoing, operating income for fiscal 1999 decreased by $5.1 million, or 31.7%, to $11.1 million from $16.2 million for fiscal 1998. Operating income for Toymax Core Business decreased by $6.2 million, or 38.6%, to $10.0 million from $16.2 million for fiscal 1998. Operating income for Toymax New Ventures was $1.1 million.

    OTHER EXPENSE, NET. Other expense, net for fiscal 1999 decreased by $0.3 million or 60.3%, to $0.2 million from $0.5 million for fiscal 1998. Other expense, net for Toymax Core Business decreased by $0.3 million or 63.1%, to $0.2 million in fiscal 1999 from $0.5 million in fiscal 1998. The decrease was primarily attributable to a decrease in finance charges resulting from a reduction in the rate charged on factored sales.

    INTEREST INCOME (EXPENSE), NET. Net interest income for fiscal 1999 was $1.0 million, compared to a net interest expense of $0.2 million in fiscal 1998, an increase of $1.2 million, or 566.1%. The increase in net interest income was primarily due to the investment of excess cash for the full year in fiscal 1999 versus five months of fiscal 1998 following the Company's initial public offering in October 1997, as well as lower borrowing levels.

    INCOME BEFORE TAXES. Income before taxes for fiscal 1999 decreased by $3.6 million, or 23.5%, to $11.8 million, compared to income before taxes of $15.5 million for fiscal 1998. Income before taxes for Toymax Core Business decreased by $4.7 million, or 30.6%, to $10.7 million, compared to income before taxes of $15.5 million for fiscal 1998. Toymax New Ventures posted income before taxes of $1.1 million in fiscal 1999.

    PROVISION FOR INCOME TAXES. The effective tax rate for fiscal 1999 increased slightly to 27.2% from 26.7% for fiscal 1998. The effective tax rate for the U.S. Operations increased to 43.1% in fiscal 1999 from 26.5% in fiscal 1998 primarily due to a reduction in the deferred tax valuation allowance in fiscal 1998. This increase in effective tax rate was offset by the higher earnings contribution made by the FOB Hong Kong Operation which is subject to a lower tax rate on taxable earnings.

    NET INCOME. As a result of the foregoing, net income for fiscal 1999 decreased to $8.6 million ($0.81 per share) from $11.3 million ($1.28 per share) for fiscal 1998, a decrease of $2.7 million or 24.0% from fiscal 1998. The decrease would have been $1.1 million or 11.6% and net income in fiscal 1998 would have been approximately $9.7 million ($1.10 per share) if the tax adjustment described above was excluded.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1997

    NET SALES. Net sales for Toymax Core Business for fiscal 1998 increased to $99.3 million from $54.7 million in fiscal 1997, an increase of $44.6 million, or 81.6%. There were no sales in Toymax New Ventures during these periods.

    Net sales of Toymax NY increased 96.6% to $76.3 million, or 76.8% of total net sales, in fiscal 1998, from $38.8 million, or 70.9% of total net sales, for fiscal 1997. Net sales of Toymax HK increased 45.2% to $23.1 million, or 23.2% of total net sales, in fiscal 1998 from $15.9 million, or 29.1% of total net sales, in fiscal 1997. The increase in net sales, in both operations, was mainly attributable to the inclusion of the Laser Challenge and Metal Molder product lines for the full fiscal year 1998 compared to only a portion of fiscal 1997 when they were first introduced. These lines were initially shipped to customers in the latter part of the quarter ended September 30, 1996. In fiscal 1998 Laser Challenge represented 78.6% of total net sales. In addition, the Precious Metals product line, introduced in fiscal 1998, contributed to the increase in net sales. These increases were partially offset by decreases in net sales of the Dollymaker line of Girls' Toys and the discontinuance of the Goosebumps product line.

    GROSS PROFIT. Gross profit of Toymax Core Business for fiscal 1998 increased by $23.6 million, or 112.8%, to $44.4 million, or 44.7% of net sales, from $20.8 million, or 38.1% of net sales, for fiscal 1997.

    The increase in gross profit as a percentage of net sales was primarily due to an improvement in Toymax NY, which achieved a gross profit of 47.8% in fiscal 1998 as compared to 39.7% in fiscal 1997. The increase in the Toymax NY gross profit percentage was mainly attributable to higher product margins on invoiced sales partially offset by an increase in customer discounts and allowances. In addition, Toymax NY, which generally produces a higher gross profit margin than Toymax HK, represented 76.8% of total net sales in fiscal 1998 compared to 70.9% in fiscal 1997.

    SELLING AND ADMINISTRATIVE EXPENSES. Toymax Core Business selling and administrative expenses for fiscal 1998 increased by $10.2 million, or 56.3%, to $28.2 million, or 28.4% of net sales, from $18.0 million, or 33.0% of net sales, for fiscal 1997. The increase was mainly attributable to; (i) an increase in advertising expenses of $3.9 million primarily to support the sales of Laser Challenge, although, advertising expense decreased as a percentage of net sales to 8.9% in fiscal 1998 from 9.0% in fiscal 1997; (ii) an increase in payroll expenses of $2.6 million primarily reflecting increased staffing and a provision for the Executive Bonus Plan, however, payroll expense decreased as a percentage of net sales to 6.1% in fiscal 1998 from 6.3% in fiscal 1997;(iii) an increase in sales commissions of $1.3 million as a direct result of the increase in net sales; and (iv) an increase in professional fees of $1.4 million primarily due to increased litigation and trademark related expenses.

    OPERATING INCOME. As a result of the foregoing, Toymax Core Business operating income for fiscal 1998 increased by $13.4 million, or 474.2%, to $16.2 million from $2.8 million for fiscal 1997.

    OTHER INCOME (EXPENSE), NET. Toymax Core Business other income (expense), net for fiscal 1998 decreased by $0.8 million or 340.9%, to an expense of $0.6 million from income of $0.2 million for fiscal 1997. The decrease in other income (expense) is primarily the result of the termination of an agency agreement between Toymax (H.K.) and another unaffiliated international toy distributor on December 31, 1996. In addition, there was an increase in finance charges as a direct result of the increase in sales for fiscal 1998.

    INTEREST EXPENSE, NET. Net interest expense for Toymax Core Business for fiscal 1998 was $0.2 million, compared to $0.4 million in fiscal 1997, a 46.3% decrease. The decrease in net interest expense was primarily due to an increase in interest income resulting from the investment of funds received from the Company's initial public offering.

    INCOME BEFORE TAXES. Income before taxes for Toymax Core Business for fiscal 1998 increased by $12.7 million to $15.4 million, compared to income before taxes of $2.7 million for fiscal 1997.

    PROVISION (BENEFIT) FOR INCOME TAXES. Toymax Core Business income taxes for fiscal 1998 increased by approximately $4.8 million to a provision of approximately $4.1 million from a benefit of approximately $0.7 million for fiscal 1997, primarily due to increased taxable earnings in fiscal 1998 offset by a reduction in the deferred tax valuation allowance.

    During the fiscal year ended March 31, 1998, the balance of the Company's valuation allowance was reversed to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which are expected to be realized.

    NET INCOME. As a result of the foregoing, Toymax Core Business net income for fiscal 1998 increased to $11.3 million ($1.28 per share) from $3.3 million ($0.45 per share) for fiscal 1997, an increase of $8.0 million or 238.8% from fiscal 1997. Excluding the reversal of the Company's evaluation allowance described above, net income would have been approximately $9.7 million ($1.10 per share), an increase of approximately 220.8% from fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During fiscal 1999, cash and cash equivalents decreased $3.0 million to $18.5 million. The Company's operating activities provided net cash of $5.4 million, which was due to net income of $8.6 million and non-cash adjustments of $1.9 million primarily offset by a non-cash barter sale of $6.6 million in exchange for trade credits, and additional cash resulting from the net decrease in operating assets and liabilities of $1.5 million. This net decrease in operating assets and liabilities includes a $4.3 million decrease in due from factor and accounts receivable partially offset by increases in prepaids and other assets and income taxes receivable totaling $1.5 million and a $1.2 million decrease in due to affiliates.

    Investing activities used $8.4 million in net cash including $5.4 million related to the acquisition of Go Fly A Kite. Capital expenditures, principally for the purchase of tooling for new products and equipment totaled $3.0 million for fiscal 1999 compared to $1.3 million for fiscal 1998. The Company anticipates capital spending of approximately $3.7 million in fiscal 2000, primarily for the purchase of tooling for new products and equipment.

    In February 1999 the Company's Toymax Inc. and Go Fly A Kite, Inc. subsidiaries signed a new credit facility (the "AGREEMENT") with State Street Bank and Trust Company (the "BANK") and Congress Talcott Corporation ("CONGRESS") as collateral agent. Effective April 1, 1999, the rights and obligations of Congress under the Agreement were transferred to The CIT Group/Commercial Services, Inc. ("CIT"). The Agreement provides for a borrowing limit of up to $30.0 million. The first $25.0 million of borrowings are subject to a borrowing base formula of 80% of the factored accounts receivable at either a rate equal to the Bank's U.S. prime rate or LIBOR plus 1.75%. The Company has available to it a borrowing supplement of $5.0 million at a rate equal to either the Bank's U.S. prime rate or LIBOR plus 2.25%. The Agreement also establishes a letter of credit facility ("L/C") whereby the Company may request issuance of L/C's of up to $2.5 million as part of the overall availability. The entire credit line is secured by Toymax Inc. and GFK's factored accounts receivable, inventory and other assets and is guaranteed by Toymax International, Inc. The Agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of March 31, 1999 there was no outstanding balance under the Agreement and borrowing availability was approximately $11.8 million . The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

    In April 1999, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANKING"). The facility provides for a borrowing limit of up to approximately $2.3 million and is terminable by Hongkong Banking at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable. As of March 31, 1999 there was no outstanding balance under this facility.

    The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flows from operations and borrowings under its banking arrangements. The Company expects to finance its longer-term growth primarily with cash flows from operations and with externally generated funds which will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flow from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

    In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

    On December 23, 1998, a wholly owned subsidiary of Toymax International, Inc. acquired certain of the assets and liabilities of Go Fly A Kite, Inc. ("GFK"). GFK is a creator and distributor of a full line of kites, flags, windsocks and other related products. The aggregate maximum purchase price of approximately $6.3 million consisted of up to $5.9 million in cash and a non-interest bearing contingent note and $0.4 million in related direct costs. A portion of the purchase price, amounting to $1.3 million, is payable on December 1, 1999 and is contingent upon the achievement of certain operating results for the twelve month period ending August 31, 1999. An additional payment of up to $150,000 will be paid if certain operating results from the date of the acquisition until August 31, 1999 exceed specified thresholds. The purchase price paid as of December 1998 of approximately $4.4 million was initially paid through funds available under the Company's credit facility with State Street Bank and Trust Company.

    On May 27, 1999, newly formed subsidiaries of Toymax International, Inc. acquired substantially all of the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. ("Monogram") and Monogram Products, (H.K.) Limited, a wholly owned subsidiary of Monogram, pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6,000,000 (the "Initial Payment") paid in cash and plus up to $9,000,000 payable after the closing if certain contingencies occur. In addition, Monogram's short term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The funds required at closing came out of the working capital of the Company.

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

YEAR 2000 COMPLIANCE

    The Company has established a task force, which has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. As the Company takes measures to be in compliance, new programs are currently being tested. The Company's information technology ("IT") systems are substantially year 2000 compliant. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

    The Company is continuing its assessment of the compliance of its non-IT systems, which include telephone and alarm systems, fax machines and other miscellaneous systems. It is believed that the majority of these systems will not be affected by the Year 2000 issue and the Company anticipates that all significant systems not as yet compliant will be by December 31, 1999.

    The Company has addressed year 2000 compliance with its major customers and vendors and nothing has come to its attention that would lead the Company to believe that those key business partners who are not as yet compliant will not be prior to the year 2000. However, any significant disruption in the flow of new products or of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, the Company is attempting to discuss and develop contingency plans with these and other participants in the Company's industry, including suppliers, financial institutions and trading partners, which would be implemented, if in fact they do experience functional or data abnormalities as the result of non-compliance. The Company believes that its reasonably likely worst case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued a new disclosure standard. Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes a standard for the way that companies record derivatives. Effective for fiscal years beginning after June 15, 1999, derivatives must be reported on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Historically, the Company has made no attempt to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant on a consolidated basis. As a result, management does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.

BARTER TRANSACTION

    In December 1998, the Company entered into an agreement with a broker of media advertising, whereby the Company sold and transferred title to merchandise of the Company having a fair value of approximately $6.6 million in exchange for approximately $8.2 million in trade credits. Based upon the Company's historical use of barter credits in the purchase of its advertising as well as the Company's current advertising budget, the Company has recorded a portion of the asset as a current prepaid asset with the remaining balance recorded as a long-term asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

INTEREST RATE RISK

    The interest payable on the Company's revolving line-of-credit is variable based on LIBOR and/or the prime rate, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

FOREIGN CURRENCY RISK

    While the Company's product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors of Jauntiway Investments Limited, an OEM toy manufacturer that has been the Company's most important manufacturer since inception, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in China, and thereby have a negative impact on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Financial Statement Exhibits are listed in Item 14 and are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference herein from the Company's 1999 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

                                                                                                         PAGE
                                                                                                     -------------
1. FINANCIAL STATEMENTS

  Report of independent certified public accountants...............................................            F-1

  Consolidated financial statements:...............................................................

    Balance sheets as of March 31, 1998 and 1999...................................................            F-2

    Statements of operations for the three years in the period ended March 31, 1999................            F-3

    Statements of stockholders' equity (deficit) for the three years in the period ended March
      31,1999......................................................................................            F-4

    Statements of cash flows for the three years in the period ended March 31, 1999................            F-5

    Notes to consolidated financial statements.....................................................    F-6 to F-23

2. FINANCIAL STATEMENT SCHEDULES

    Report of independent certified public accountants on the Financial Statement Schedule.........            S-1

    Schedule II--Valuation and Qualifying Accounts for the three years in the period ended March
      31, 1999.....................................................................................            S-2

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

    *10.2    Form of Executive Bonus Plan.

   *10.3(a)  Agreement of lease of the Company's offices at 125 E. Bethpage Road, Plainview,
             New York.

    10.3(b)  Amendment to Lease of the Company's offices at 125 E. Bethpage Road, Plainview,
             New York.

    *10.4    Lease of the Company's showroom at 200 Fifth Avenue, New York, New York, as amended.

     10.5    Tenancy Agreement between David Chu Ki Kwan, Frances Leung Shuk Kuen and Toymax
             (H.K.) Limited for the Company's showroom at Concordia Plaza, No. 1 Science
             Museum Road, Tsimshatsui East, Kowloon.

   *10.6(a)  Agency Agreement dated April 1, 1997, between the Company and Tai Nam.

    10.6(b)  Second Amendment to the Agency Agreement dated April 1, 1999 between the
             Company and Tai Nam.

  ***10.7    Credit Facility Agreement dated February 3, 1999 between the Company and State
             Street and Trust Company and Congress Talcott Corporation.

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

    *10.11   Form of Employment Agreement with Steven Lebensfeld.

    *10.12   Form of Employment Agreement with Harvey Goldberg.

    *10.13   Form of Employment Agreement with Kenneth Price.

    *10.14   Form of Employment Agreement with Carmine Russo.

   **10.15   Form of Employment Agreement with Andrew Stein.

   **10.16   Form of Employment Agreement with William A. Johnson, Jr.

  *10.17(a)  Form of Manufacturing Agreement between the Company, Tai Nam and Jauntiway.

   10.17(b)  Amendment to Manufacturing Agreement dated April 1, 1999 between the Company,
             Tai Nam and Jauntiway.

    *10.18   Form of Amendment to Agency Agreement between the Company and Tai Nam.

     21.1    List of Subsidiaries of the Registrant.

     27      Financial Data Schedule

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33409).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

    (b) Reports on Form 8-K

    A Current Report on Form 8-K dated December 23, 1998 was filed to announce the acquisition of certain of the assets and liabilities of Go Fly A Kite, Inc.

    A Current Report on Form 8-K dated June 11, 1999 was filed to announce the acquisition of certain of the assets and liabilities of Monogram International, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TOYMAX INTERNATIONAL, INC.
                                (Registrant)

                                By:           /s/ STEVEN A. LEBENSFELD
                                     -----------------------------------------
                                                Steven A. Lebensfeld
                                                     PRESIDENT

rsn>Dated: June 28, 1999

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ DAVID KI KWAN CHU       Chairman
------------------------------                                  June 28, 1999
      David Ki Kwan Chu

   /s/ STEVEN A. LEBENSFELD     President (Principal
------------------------------    Executive Officer) and        June 28, 1999
     Steven A. Lebensfeld         Director

     /s/ HARVEY GOLDBERG        Executive Vice President
------------------------------    and Director                  June 28, 1999
       Harvey Goldberg

                                Chief Financial Officer and
 /s/ WILLIAM A. JOHNSON, JR.      Treasurer (Principal
------------------------------    Financial and Accounting      June 28, 1999
   William A. Johnson, Jr.        Officer)

        /s/ OREN ASHER          Director
------------------------------                                  June 28, 1999
          Oren Asher

      /s/ JOEL M. HANDEL        Director
------------------------------                                  June 28, 1999
        Joel M. Handel

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Toymax International, Inc.

    We have audited the accompanying consolidated balance sheets of Toymax International, Inc. and Subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toymax International, Inc. and Subsidiaries at March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

BDO Seidman, LLP
New York, New York
June 14, 1999

                           TOYMAX INTERNATIONAL, INC.

                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,
                                                                     ----------------------
                                                                        1998        1999
                                                                     ----------  ----------
ASSETS
Current:
  Cash, includes restricted cash of $320,809 and $100,000..........  $21,500,588 $18,469,027
  Due from Factor..................................................  19,251,619  11,899,865
  Accounts receivable, less allowance for possible losses of
    $152,116 and $136,639..........................................     523,340   3,826,421
  Due from officers................................................          --       3,702
  Inventories......................................................   5,474,301   7,520,655
  Prepaid expenses and other.......................................   1,620,124   4,866,452
  Income tax refunds receivable....................................     226,389   1,034,357
  Deferred income taxes............................................   2,240,098   2,029,432
                                                                     ----------  ----------
    Total current assets...........................................  50,836,459  49,649,911
Property and equipment, net........................................   1,811,731   3,376,797
Deferred income taxes..............................................     886,461     852,885
Goodwill, net of amortization of $72,360...........................          --   4,269,212
Other assets, primarily prepaid advertising........................     296,940   4,434,970
                                                                     ----------  ----------
                                                                     $53,831,591 $62,583,775
                                                                     ----------  ----------
                                                                     ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Accounts payable.................................................  $2,016,548  $3,369,127
  Accrued expenses.................................................   6,223,513   5,258,036
  Accrued rebates and allowances...................................   5,792,085   6,641,677
  Due to affiliates................................................   3,781,974   2,553,827
  Current portion of long-term obligations.........................      30,084      37,199
  Income taxes payable.............................................   1,237,332   1,373,024
                                                                     ----------  ----------
    Total current liabilities......................................  19,081,536  19,232,890
Long-term obligations..............................................      47,162      31,577
                                                                     ----------  ----------
    Total liabilities..............................................  19,128,698  19,264,467
                                                                     ----------  ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share; 5,000,000 shares
    authorized; none outstanding...................................          --          --
  Common stock, par value $.01 per share; 50,000,000 shares
    authorized; 10,605,000 shares issued and outstanding...........     106,050     106,050
  Additional paid-in capital.......................................  23,059,355  23,059,355
  Retained earnings................................................  11,552,640  20,169,055
  Accumulated other comprehensive income...........................     (15,152)    (15,152)
                                                                     ----------  ----------
    Total stockholders' equity.....................................  34,702,893  43,319,308
                                                                     ----------  ----------
                                                                     $53,831,591 $62,583,775
                                                                     ----------  ----------
                                                                     ----------  ----------

          See accompanying notes to consolidated financial statements.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED MARCH 31,
                                                       -----------------------------------
                                                          1997        1998        1999
                                                       ----------  ----------  -----------
Net sales............................................  $54,682,635 $99,329,134 $107,178,304
                                                       ----------  ----------  -----------
COST AND EXPENSES:
  Cost of goods sold.................................  33,836,513  54,970,782   64,797,543
  Selling and administrative.........................  18,026,004  28,166,366   31,329,216
                                                       ----------  ----------  -----------
                                                       51,862,517  83,137,148   96,126,759
                                                       ----------  ----------  -----------
    OPERATING INCOME.................................   2,820,118  16,191,986   11,051,545
                                                       ----------  ----------  -----------
OTHER INCOME (EXPENSES):
  Other income, net..................................     738,173     324,864      409,135
  Interest income....................................      89,556     449,978    1,102,492
  Interest expense...................................    (483,380)   (661,524)    (116,526)
  Finance charges....................................    (498,137)   (832,093)    (610,366)
                                                       ----------  ----------  -----------
                                                         (153,788)   (718,775)     784,735
                                                       ----------  ----------  -----------
Income before income tax expense (benefit)...........   2,666,330  15,473,211   11,836,280
Income tax expense (benefit).........................    (681,200)  4,133,225    3,219,865
                                                       ----------  ----------  -----------
Net income...........................................  $3,347,530  $11,339,986 $ 8,616,415
                                                       ----------  ----------  -----------
                                                       ----------  ----------  -----------
BASIC AND DILUTED EARNINGS PER SHARE.................  $     0.45  $     1.28  $      0.81
                                                       ----------  ----------  -----------
                                                       ----------  ----------  -----------
SHARES USED IN COMPUTING BASIC AND DILUTED EARNINGS
  PER SHARE..........................................   7,500,000   8,847,781   10,605,000
                                                       ----------  ----------  -----------
                                                       ----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  RETAINED      ACCUMULATED        TOTAL
                                             COMMON STOCK         ADDITIONAL      EARNINGS         OTHER       STOCKHOLDERS'
THREE YEARS ENDED                      ------------------------     PAID-IN     (ACCUMULATED   COMPREHENSIVE      EQUITY
MARCH 31, 1999                            SHARES       AMOUNT       CAPITAL       DEFICIT)         INCOME        (DEFICIT)
-------------------------------------  ------------  ----------  -------------  -------------  --------------  -------------
BALANCE,
  April 1, 1996......................     7,500,000  $   57,692  $          --  $  (3,134,876)   $  (15,152)   $  (3,092,336)
  Net income for year................            --          --             --      3,347,530            --        3,347,530
                                       ------------  ----------  -------------  -------------  --------------  -------------
BALANCE,
  March 31, 1997.....................     7,500,000      57,692             --        212,654       (15,152)         255,194
  Sale of common stock in an initial
    public offering..................     3,105,000      48,358     22,872,355             --            --       22,920,713
  Net income for year................            --          --             --     11,339,986            --       11,339,986
  Compensation for shares sold to
    employees below fair value.......            --          --        187,000             --            --          187,000
                                       ------------  ----------  -------------  -------------  --------------  -------------
BALANCE,
  March 31, 1998.....................    10,605,000     106,050     23,059,355     11,552,640       (15,152)      34,702,893
  Net income for year................            --          --             --      8,616,415            --        8,616,415
                                       ------------  ----------  -------------  -------------  --------------  -------------
BALANCE,
  March 31, 1999.....................    10,605,000  $  106,050  $  23,059,355  $  20,169,055    $  (15,152)   $  43,319,308
                                       ------------  ----------  -------------  -------------  --------------  -------------
                                       ------------  ----------  -------------  -------------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED MARCH 31,
                                                        -----------------------------------
                                                           1997         1998        1999
                                                        -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................  $ 3,347,530  $11,339,986 $8,616,415
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.....................    1,462,531   1,244,806   1,617,246
    Bad debts.........................................       16,312     132,292      27,438
    Non-cash compensation.............................           --     187,000          --
    Non-cash revenue - barter credit..................           --          --  (6,560,022)
    Loss on disposal and write-off of property and
      equipment.......................................       63,200     485,210          --
    Changes in deferred income taxes..................   (1,224,350) (2,061,981)    244,242
    Minority interest in net loss of subsidiary.......      (12,136)    (41,775)     (5,780)
    Changes in operating assets and liabilities:
      Due from Factor and accounts receivable.........  (10,420,732) (3,369,037)  4,321,542
      Due from affiliates.............................         (803)      4,367          --
      Inventories.....................................    1,038,353    (676,849)     32,299
      Prepaid expenses and other......................      562,162    (929,267)   (717,327)
      Income tax refunds receivable...................    4,199,999    (226,389)   (807,968)
      Accounts payable and accruals...................   (3,334,494)  8,038,247    (286,147)
      Due to affiliates...............................       27,976  (6,974,497) (1,228,147)
      Income taxes payable............................     (458,276)    962,187     128,600
                                                        -----------  ----------  ----------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES....................................   (4,732,728)  8,114,300   5,382,391
                                                        -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...............     (703,697) (1,274,763) (3,014,955)
  Proceeds from disposals of property and equipment...       10,318      34,608          --
  Acquisition of business--Go Fly A Kite, Inc.........           --          --  (5,386,825)
  Advances to officers................................     (114,919)    (38,901)    (30,993)
  Repayment from officers.............................       19,061     210,590      27,291
                                                        -----------  ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES...........     (789,237) (1,068,466) (8,405,482)
                                                        -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank credit facility.........    4,434,292  (8,447,087)         --
  Repayments of long-term obligations.................      (72,668)    (79,499)     (8,470)
  Proceeds from issuance of common stock..............           --  22,920,713          --
  Repayments of loan from officers....................     (387,401)   (504,032)         --
  Loans from officers.................................      842,967          --          --
                                                        -----------  ----------  ----------
      NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES....................................    4,817,190  13,890,095      (8,470)
                                                        -----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................     (704,775) 20,935,929  (3,031,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........    1,269,434     564,659  21,500,588
                                                        -----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR................  $   564,659  $21,500,588 $18,469,027
                                                        -----------  ----------  ----------
                                                        -----------  ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.......................................  $   440,267  $  656,469  $  129,872
                                                        -----------  ----------  ----------
                                                        -----------  ----------  ----------
  Income taxes paid...................................  $   552,057  $5,482,844  $3,702,290
                                                        -----------  ----------  ----------
                                                        -----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Capital lease obligations incurred..................  $        --  $   95,240  $   22,017
                                                        -----------  ----------  ----------
                                                        -----------  ----------  ----------
  Offset of accrued officer's salary net of taxes,
    applied against advances to officers..............  $    89,000  $       --  $       --
                                                        -----------  ----------  ----------
                                                        -----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1997, 1998 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REORGANIZATION

    Toymax International, Inc., a Delaware corporation ("TOYMAX" and the "COMPANY") was organized in Delaware on August 6, 1997 to acquire and continue the various businesses conducted by Toymax Inc., a New York corporation ("TOYMAX NY"), Toymax (H.K.) Limited, a limited company organized under the laws of Hong Kong ("TOYMAX HK"), Toymax (Bermuda) Limited, a company organized under the laws of Bermuda ("TOYMAX BERMUDA"), Toymax (Canada) Limited, a corporation organized under the laws of the Province of Ontario ("TOYMAX CANADA"), Toymax (U.K.) Limited, a company organized under the laws of England and Wales ("TOYMAX UK") and Go Fly A Kite, Inc. a corporation organized under the laws of Delaware ("GO FLY A KITE"),(collectively, the "TOYMAX GROUP").

    BUSINESS

    Toymax HK and Toymax NY, historically the Company's principal operating entities, were each formed in 1990 and are involved in the designing, marketing and distributing of toy products. Toymax NY owns a 75% interest in Craft Expressions, Inc. ("CRAFT"), a New York corporation formed in November 1996. Craft is involved in the designing, producing, marketing and distributing of arts and crafts products. Craft was substantially inactive during the years ended March 31, 1998 and 1999.

    Toymax Canada was formed in August 1997 and Toymax Bermuda was formed in September 1997. Toymax UK, Toymax Canada and Toymax Bermuda have been inactive since they were established.

    In February 1999, Toymax NY started a new division, Candy Planet, Co., a Division of Toymax Inc. ("CANDY PLANET"), that is currently involved in the designing, marketing and distributing of candy products.

    In December 1998 the Company acquired Go Fly A Kite, a leader in the designing, producing, marketing and distributing of kites, windsocks and banners throughout the U.S.A. and internationally (See Note 2).

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany accounts and transactions. The consolidated financial statements are presented in U.S. dollars.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes investments with original maturities of three months or less at the date of acquisition. Such investments consisting primarily of investments in commercial papers are stated at cost, which approximates market value, and amounted to $3,000,000 and $2,750,175 at March 31, 1998 and 1999, respectively. In addition, at March 31, 1998 and 1999 approximately $18.0 million and $15.7 million, respectively, were invested in interest bearing savings accounts and money market funds.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories consist principally of purchased finished goods.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

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

    ADVERTISING

    Advertising costs net of credits are charged to operations as incurred and were $4,896,274, $8,825,290 and $11,331,718 for the three years ended March 31,
1999. $10,742,989 and $11,480,251, respectively.

    ROYALTIES

    Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on the sales of related products. The realizability of minimum guaranteed royalties paid is evaluated by the Company based on the projected sales of the related products.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses are charged to operations as incurred. Research and development expenses for the years ended March 31, 1997, 1998 and 1999 were $1,845,468, $2,850,318 and $2,578,371, respectively.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of certain financial instruments, including cash, due from Factor, accounts receivable and accounts payable, approximate fair value as of March 31, 1998 and March 31, 1999 because of the relatively short-term maturity of these instruments. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the terms.

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

    GOODWILL

    Goodwill represents the excess purchase price paid over the fair market value of the net assets of the acquired company. Goodwill is being amortized over 15 years on a straight-line basis.

    The carrying value of Goodwill is based on management's current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings, cash flows and analysis of historical and recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

    EARNINGS (LOSS) PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

    Options and warrants to purchase an aggregate of 912,250 shares of common stock at exercise prices ranging from $6.75 to $10.20 per share were outstanding during 1999, but are not included in the computation of diluted earnings per share because they are anti-dilutive (See Note 11).

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

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable and accrued rebates and allowances. Actual results could differ from those and other estimates.

    CONCENTRATION OF CREDIT RISKS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances deposited in financial institutions which exceed FDIC insurance limits, receivables due from Factor and accounts receivable not sold to a factor.

    The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers' historical trends and other information. See Note 13 for information relating to the concentration of sales to major customers.

    RECLASSIFICATIONS

    Certain March 31, 1997 and 1998 amounts were reclassified to conform to the March 31, 1999 presentation.

    COMPREHENSIVE INCOME

    Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three years ended March 31, 1999 is the same as the reported net income.

2. BUSINESS ACQUISITION

    In December 1998, the Company acquired substantially all of the operating assets, business operations and facilities (the "ACQUISITION") of Go Fly A Kite, Inc. ("GFK"). The operating results of the Acquisition are included in the Company's consolidated results of operation from the date of the Acquisition. The aggregate maximum purchase price of approximately $6.3 million consisted of up to $5.9 million in cash and a non interest bearing contingent note and $0.4 million in related direct costs. A portion of the purchase price, $1.3 million, is contingent upon the achievement of certain operating results for the twelve months ending August 31, 1999 and $150,000 is contingent upon the achievement of certain operating results from the date of the Acquisition until August 31, 1999. The Acquisition has been accounted for using the purchase method.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

2. BUSINESS ACQUISITION (CONTINUED)
    The Company recorded approximately $4.3 million of Goodwill, which is the excess of the total purchase price over the fair value of the net assets acquired. Included in the net assets is approximately $1.5 million in certain trade payables and accrued liabilities and approximately $0.6 million in bank debt. The purchase price paid as of December 1998 of approximately $4.4 million was through funds available under the Company's Bank Credit Facility with State Street Bank and Trust Company (See Note 6).

    The following is a summary of GFK's assets acquired and liabilities assumed at the date of the Acquisition:

                                                                                  DECEMBER 23,
                                                                                      1998
                                                                                  ------------
Current assets..................................................................   $2,559,128
Property and equipment, net.....................................................       95,000
Goodwill........................................................................    4,341,571
                                                                                  ------------
                                                                                   $6,995,699
                                                                                  ------------
                                                                                  ------------
Liabilities.....................................................................   $2,571,499
                                                                                  ------------
                                                                                  ------------

    The summarized unaudited pro forma results of operations set forth below assumes the acquisition occurred as of the beginning of fiscal 1998:

                                                     YEAR ENDED MARCH 31,
                                                   ------------------------
                                                      1998         1999
                                                   -----------  -----------
Net sales........................................  $106,870,698 $111,738,533
Net income.......................................   11,700,405    8,472,108
Basic and diluted earnings per share.............  $      1.32  $      0.80

    Prior to the Acquisition by the Company, GFK elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, a portion of the income of GFK was attributable to the shareholders. Pro forma adjustments have been made to the restated statement of operations to reflect "S" corporation bonus and income tax provisions that would have been provided for had GFK been subjected to income taxes in the prior years. Additional pro forma adjustments were made for interest expenses and Goodwill amortization.

3. DUE FROM FACTOR AND ACCOUNTS RECEIVABLE

    In the normal course of business, Toymax NY sells substantially all of its accounts receivable, without recourse, to Congress Talcott Corporation, that was acquired by the CIT Group, Inc. (the "FACTOR"), and receives payment from the Factor when the accounts are collected.

    The amount due from Factor is pledged as security to State Street Bank and Trust Company, (the "BANK") (See Note 6). Pursuant to an agreement among Toymax NY, Go Fly A Kite, the Bank and the Factor, Toymax does not receive any advances from the Factor.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

3. DUE FROM FACTOR AND ACCOUNTS RECEIVABLE (CONTINUED)
    Accounts receivable consists mainly of sales not factored and amounts charged back by the Factor as a result of disputes primarily relating to unearned discounts and damaged shipments, net of allowances for possible losses.

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                                                MARCH 31,
                                                          ---------------------
                                           LIFE IN YEARS    1998        1999
                                           -------------  ---------  ----------
Machinery, equipment and molds...........          2-5    $6,966,091 $9,790,942
Furniture and fixtures...................         5-10      327,920     437,072
Leasehold improvements...................          2-8      311,103     415,170
                                                          ---------  ----------
                                                          7,605,114  10,643,184
Less: Accumulated depreciation and
  amortization...........................                 5,793,383   7,266,387
                                                          ---------  ----------
                                                          $1,811,731 $3,376,797
                                                          ---------  ----------
                                                          ---------  ----------

    Depreciation and amortization charged to operations were $1,462,531, $1,244,806 and $1,544,886 in 1997, 1998 and 1999, respectively.

    The Company wrote off molds, which had no continuing value, with a net book value of approximately $481,000 and $389,000, in the years ended March 31, 1998 and 1999, respectively, relating to the Toymax Core Business segment.

5. PREPAID EXPENSES AND OTHER

    BARTER TRANSACTION

    In December 1998, the Company entered into an agreement with a broker of media advertising, whereby the Company through the Toymax Core Business segment sold and transferred title to merchandise of the Company having a fair value of approximately $6.6 million in exchange for approximately $8.2 million in trade credits. The Company recorded a gross margin on this transaction of approximately $3 million. The net prepaid advertising at March 31, 1999 was approximately $6.6 million of which

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

5. PREPAID EXPENSES AND OTHER (CONTINUED) approximately $3.3 million represented the current portion and the balance of which is included in other assets. The components of prepaid expenses and other are as follows:

                                                             BALANCES
                                                            MARCH 31,
                                                       --------------------
                                                         1998       1999
                                                       ---------  ---------
Prepaid expenses and other:
  Prepaid advertising................................  $  30,995  $3,250,000
  Other..............................................  1,589,129  1,616,452
                                                       ---------  ---------
                                                       $1,620,124 $4,866,452
                                                       ---------  ---------
                                                       ---------  ---------

6. BANK CREDIT FACILITY

    In February 1999, the Company's subsidiaries, Toymax NY and Go Fly A Kite, entered a Line of Credit Agreement (the "AGREEMENT") with the Bank and Factor. The Agreement provides for a Line of Credit not to exceed $30 million at any one time.

    The amounts available within this total include:

        a. Revolving credit facilities (the "FACILITIES") for use by Toymax NY and Go Fly A Kite, in the amount of the lesser of 80% of factored accounts receivable or $25 million (the "AVAILABILITY"). The Facilities consist of two parts, the Credit Loans and the Letter of Credit. The Letter of Credit Facility is not to exceed the lesser of (i) $2.5 million or (ii) the Availability. The amount due from Factor is pledged as security to the Bank (See Note 3).

        b. A Borrowing Supplement (the "SUPPLEMENT") allows the Company discretionary borrowing of $5 million.

    Both Toymax NY and Go Fly A Kite have separately entered into Collateral Security Agreements with regards to the Agreement. The Agreement grants a continuing security interest in each company's accounts receivable and inventories, as well as other properties. The Agreement provides for certain restrictions relating to limitations on debt, certain investments and the payments of dividends. Toymax and Go Fly A Kite have also given unconditional joint and several guaranties to the Bank.

    Borrowings under the Agreement are due on demand and bear interest at the Bank's United States prime rate (7.75% at March 31, 1999) or at LIBOR plus 1.75%. At March 31, 1998 and 1999, the Company had no borrowings outstanding. Borrowing availability under the line of credit totalling approximately $13.5 million and $11.8 million, at March 31, 1998 and 1999 respectively. The Company had letters of credit of approximately $1.4 million under the line of credit and approximately $0.5 million related to Bankers Acceptances that were included in the accounts payable at March 31, 1999.

    In April 1999, the Company's Toymax HK subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for a borrowing limit of up to approximately $2.3 million and is due on demand by the Hongkong Bank. The Company had no borrowing at March 31, 1999 under this facility.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

7. DUE TO/FROM AFFILIATES

    The majority stockholder of the Company owns significant interests in several other companies, including Tai Nam Industrial Company Limited ("TAI NAM"), Concentric Toys Limited ("CONCENTRIC"), DHS Holdings, Sportmax Ltd. and Jauntiway Investment Limited ("JAUNTIWAY"). Toymax NY and Toymax HK have purchased the majority of their merchandise directly from either Concentric or Tai Nam. The majority of the merchandise is manufactured in People's Republic of China ("PRC") by Jauntiway.

    The Company has significant transactions with Tai Nam. These transactions include purchases of the majority of the Company's and its subsidiary's merchandise and certain sales of the subsidiary's products. This affiliate has occasionally provided extended payment terms for these purchases.

    Toymax HK and Toymax NY have an agency agreement with Tai Nam which provides for an agency fee of 7% on products purchased. The agency agreement also requires Tai Nam to provide all administrative services to Toymax HK. Prior to 1997 Tai Nam charged Toymax HK for certain administrative and office expenses.

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

    Go Fly A Kite maintains some raw materials for manufacturing but purchases the majority of its product from a manufacturer in PRC that is not affiliated with the Company.

    Due from officers at March 31, 1999 represented cash advances to one of the Company's Officers.

    The following is a summary of balances and transactions with affiliated companies:

                                                                             BALANCES
                                                                            MARCH 31,
                                                                       --------------------
                                                                         1998       1999
                                                                       ---------  ---------
Due from affiliates:
  Officer of the Company--advance....................................  $      --  $   3,702
                                                                       ---------  ---------
                                                                       ---------  ---------
Due to affiliates:
  Tai Nam--primarily from merchandise purchases......................  $3,781,974 $2,270,843
  Tai Nam--primarily for molds and tooling...........................         --    282,984
                                                                       ---------  ---------
                                                                       $3,781,974 $2,553,827
                                                                       ---------  ---------
                                                                       ---------  ---------

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

7. DUE TO/FROM AFFILIATES (CONTINUED)

                                                                   TRANSACTIONS
                                                        ----------------------------------
                                                               YEAR ENDED MARCH 31,
                                                        ----------------------------------
                                                           1997        1998        1999
                                                        ----------  ----------  ----------
Purchases from:
  Tai Nam.............................................  $13,573,369 $51,244,212 $52,842,416
  Concentric..........................................  20,632,367          --          --
                                                        ----------  ----------  ----------
                                                        $34,205,736 $51,244,212 $52,842,416
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Sales to:
  Tai Nam.............................................  $  679,645  $1,922,569  $1,368,410
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Mold Purchases from:
  Tai Nam.............................................  $  438,435  $  753,183  $2,388,660
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Jauntiway Toys Enterprise (Shenzhen) Company
    Limited...........................................          --       8,279          --
                                                        ----------  ----------  ----------
                                                        $  438,435  $  761,462  $2,388,660
Agency fees charged by:
  Tai Nam.............................................  $       --  $3,352,425  $3,838,984
  Concentric..........................................   1,420,768          --          --
                                                        ----------  ----------  ----------
                                                        $1,420,768  $3,352,425  $3,838,984
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Reimbursed expenses charged by:
  Tai Nam.............................................  $  799,750  $      462  $  638,068
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Agency fees earned from:
  Tai Nam.............................................  $       --  $   51,741  $   50,342
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

    The Company sold part of its raw material inventory at cost to Tai Nam in fiscal 1998 for a total of $664,141.

    The Company also had outstanding purchase commitments to Tai Nam of approximately $4.0 million and approximately $2.6 million at March 31, 1998 and 1999, respectively.

8. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                             BALANCES
                                                            MARCH 31,
                                                       --------------------
                                                         1998       1999
                                                       ---------  ---------
Payroll and related costs............................  $1,975,526 $1,800,530
Other................................................  4,247,987  3,457,506
                                                       ---------  ---------
                                                       $6,223,513 $5,258,036
                                                       ---------  ---------
                                                       ---------  ---------

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

9. INCOME TAXES

    The income tax expense (benefit) consists of the following:

                                                                YEAR ENDED MARCH 31,
                                                          ---------------------------------
                                                             1997        1998       1999
                                                          ----------  ----------  ---------
Current:
  Hong Kong.............................................  $  437,257  $  968,178  $ 962,599
  U.S. Federal..........................................      53,000   5,062,314  1,609,643
  U.S. State and City...................................      52,893     164,714    403,381
                                                          ----------  ----------  ---------
                                                             543,150   6,195,206  2,975,623
                                                          ----------  ----------  ---------
Deferred:
  Hong Kong.............................................  $       --  $  (43,210) $      --
  U.S. Federal..........................................  (1,040,350) (1,490,250)   207,906
  U.S. State and City...................................    (184,000)   (528,521)    36,336
                                                          ----------  ----------  ---------
                                                          (1,224,350) (2,061,981)   244,242
                                                          ----------  ----------  ---------
Income tax expense (benefit)............................  $ (681,200) $4,133,225  $3,219,865
                                                          ----------  ----------  ---------
                                                          ----------  ----------  ---------

    The income tax expense (benefit) varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

                                                                YEAR ENDED MARCH 31,
                                                         ----------------------------------
                                                            1997        1998        1999
                                                         ----------  ----------  ----------
Federal income tax expense, at statutory rate of 34%...  $  903,000  $5,260,892  $4,024,335
State income tax expense (benefit), net of federal tax
  expense (benefit)....................................      47,000     (91,117)    290,213
Changes in deferred tax valuation allowance............  (1,277,500) (1,591,000)         --
Provision for non-deductible expenses..................      57,657     112,452      65,243
Non-taxable income.....................................      (5,987)         --          --
Tax effect of differences in U.S. and Hong Kong
  statutory rates......................................    (462,743)   (893,032) (1,340,014)
Provision related to reorganization....................          --     950,000          --
Other..................................................      57,373     385,030     180,088
                                                         ----------  ----------  ----------
Income tax expense (benefit)...........................  $ (681,200) $4,133,225  $3,219,865
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

9. INCOME TAXES (CONTINUED)
    The components of deferred tax assets/(liabilities) are as follows:

                                                                            MARCH 31,
                                                                       --------------------
                                                                         1998       1999
                                                                       ---------  ---------
Deferred tax assets:
  Current:
    Reserve for sales allowances and possible losses.................  $ 785,015  $ 655,586
    Inventory........................................................    755,190    779,100
    Accrued expenses.................................................    678,193    557,632
    Other............................................................     21,700     37,114
                                                                       ---------  ---------
                                                                       2,240,098  2,029,432
                                                                       ---------  ---------
  Long term:
    Design costs.....................................................    558,082    450,655
    Property and equipment...........................................    151,187    203,340
    Legal fees-trademarks............................................    249,449    302,555
    Federal net operating loss carryforwards.........................     44,305     12,897
                                                                       ---------  ---------
                                                                       1,003,023    969,447
                                                                       ---------  ---------
Total deferred tax assets............................................  3,243,121  2,998,879
Deferred tax liabilities:
    Property and equipment...........................................   (116,562)  (116,562)
                                                                       ---------  ---------
Net deferred tax assets..............................................  $3,126,559 $2,882,317
                                                                       ---------  ---------
                                                                       ---------  ---------

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

    Because of the Company's U.S. losses in 1996, a valuation allowance for the deferred tax assets was provided due to the uncertainty as to future realization. During the years ended March 31, 1997 and 1998, the valuation allowance was reduced and thus reduced income tax expense by $1,277,500 and $1,591,000, respectively, to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences.

10. CAPITAL STOCK

    SALE OF STOCK

    In June 1997, the principal shareholder sold 66,833 shares to certain officers, employees and business associates for an aggregate amount of approximately $187,000 ($2.80 per share) and recorded non-cash compensation of an additional $187,000 representing management's estimate of the discount from fair value.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

11. STOCK OPTIONS AND WARRANTS

    The Stock Option Plan (the "PLAN"), which was initiated in fiscal 1998 and amended in January 1999, is administered under the direction of the Compensation Committee of the Board of Directors, which has complete discretion to select the optionee and to establish terms and conditions of each option, subject to the provisions of the Plan. A total of 1,500,000 shares of Common Stock were reserved by the Company for issuance upon exercise of stock options granted or which may be granted under the Plan, 750,000 of such shares are subject to approval by the shareholders of the Company.

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

    The following tables summarize information about stock option activity for the years ended March 31, 1998 and 1999:

                                                      YEAR ENDED MARCH 31, 1998
                                                     ----------------------------
                                                                     WEIGHTED
                                                                      AVERAGE
                                                      NUMBER OF   EXERCISE PRICE
                                                       OPTIONS       PER SHARE
                                                     -----------  ---------------
Outstanding at beginning of year...................          --      $      --
Granted............................................     533,000           8.53
Exercised..........................................          --             --
Forfeited..........................................       1,500           8.63
Expired............................................          --             --
Outstanding at end of year.........................     531,500           8.53
Exercisable at end of year.........................          --             --

                                                  YEAR ENDED MARCH 31, 1999
                                               --------------------------------
                                                                   WEIGHTED
                                                                    AVERAGE
                                                  NUMBER OF     EXERCISE PRICE
                                                   OPTIONS         PER SHARE
                                               ---------------  ---------------
Outstanding at beginning of year.............       531,500        $    8.53
Granted......................................       208,500             6.75
Exercised....................................            --               --
Forfeited....................................        23,500             8.63
Expired......................................            --               --
Outstanding at end of year...................       716,500             8.01
Exercisable at end of year...................       110,600             8.52

    Statement of Financial Accounting Standards No. 123 ("SFAS NO. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

11. STOCK OPTIONS AND WARRANTS (CONTINUED) expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net earnings and earnings per share would have been:

                                                      YEAR ENDED MARCH 31,
                                                      ---------------------
                                                         1998       1999
                                                      ----------  ---------
Reported net earnings...............................  $11,339,986 $8,616,415
Pro forma compensation expense, net of tax..........    (384,119)  (352,000)
                                                      ----------  ---------
Pro forma net earnings..............................  $10,955,867 $8,264,415
                                                      ----------  ---------
                                                      ----------  ---------
Pro forma earnings per share:
Basic and diluted...................................  $     1.24  $    0.78
                                                      ----------  ---------
                                                      ----------  ---------

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1999 and 1998: dividend yield of 0.00%; risk-free interest rate ranges from 5.42% to 6.18%; an expected life of options ranging from 4.92 to 5.00 years for 10-year options; and a volatility of 46.5% for all grants. The weighted average value of options granted is $4.09 and $4.06 for the years ended March 31, 1998 and 1999, respectively.

    The following table summarizes information about stock options outstanding at March 31, 1999:

                                 OUTSTANDING                    EXERCISABLE
                    -------------------------------------  ----------------------
                                  WEIGHTED     WEIGHTED                WEIGHTED
                                   AVERAGE      AVERAGE                 AVERAGE
                     NUMBER OF    REMAINING    EXERCISE    NUMBER OF   EXERCISE
OPTION PRICE RANGE    SHARES        LIFE         PRICE      SHARES       PRICE
------------------  -----------  -----------  -----------  ---------  -----------
   $6.75 to $6.75      208,500    9.25 years   $    6.75          --   $      --
    8.50 to $8.50      414,000    8.56 years        8.50      91,800        8.50
    8.63 to $8.63       94,000    8.71 years        8.63      18,800        8.63
                    -----------                            ---------
    6.75 to $8.63      716,500    8.78 years        8.01     110,600        8.52

    In conjunction with its initial public offering, the Company issued warrants to the underwriter to purchase 195,750 shares of Common Stock at an exercise price of $10.20 per share. There was no charge to operations as a result of the issuance of the warrants to the underwriter.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

12. COMMITMENTS AND CONTINGENCIES

    LEASE OBLIGATIONS

    The Company leases general and administrative, warehouse and showroom facilities under non-cancelable leases which expire at various dates. Certain of the leases on real estate include the payment of property taxes. Additional warehouse space is leased on a monthly basis.

    Toymax HK rents a showroom from one of its shareholders, who is also a director of the Company, under a two-year lease commencing September 1, 1998 for a monthly rent of $4,895. The lease provides for the Company to also pay all real estate taxes and other charges and for a security deposit of $9,790.

    Toymax NY leases certain equipment under capital leases. The gross amount of assets recorded under capital leases is $203,494. Depreciation expense provided on such assets is included in both cost of goods sold and selling and administrative expenses in the statements of operations. Equipment with a net book value of $80,807 was collateralized under capital leases.

    Future minimum lease payments under all leases with non-cancelable lease terms in excess of one year are as follows:

                                                                        OPERATING     CAPITAL
YEAR ENDING MARCH 31,                                                     LEASES      LEASES
---------------------------------------------------------------------  ------------  ---------
2000.................................................................  $    705,592  $  43,021
2001.................................................................       603,669     22,249
2002.................................................................       593,118     11,704
2003.................................................................       607,461      1,502
2004.................................................................       507,626         --
Thereafter...........................................................        41,536         --
                                                                       ------------  ---------
                                                                       $  3,059,002     78,476
                                                                       ------------
                                                                       ------------
Less amounts representing interest...................................                    9,700
                                                                                     ---------
Present value of capital lease payments..............................                   68,776
Less current portion.................................................                   37,199
                                                                                     ---------
Long-term obligation.................................................                $  31,577
                                                                                     ---------
                                                                                     ---------

    Rent expense for the years ended March 31, 1997, 1998 and 1999 was $364,066, $601,919 and $674,421, respectively.

    ROYALTIES

    The Company has certain licensing agreements which involve the payment of royalties based on sales. Royalties for the years ended March 31, 1997, 1998 and 1999 amounted to $1,213,859, $1,044,030 and $1,360,387, respectively.

    EMPLOYMENT AGREEMENTS

    In October 1997, the Company entered into several employment agreements with certain key officers and employees which expire at various dates through May 2002. The total annual base salaries under these

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) agreements amount to approximately $1,964,000, $1,099,000, $331,000 and $58,000 for the years ended March 31, 2000, 2001, 2002 and 2003, respectively. In addition, the employment agreements of certain executive officers contain provisions entitling them to participate in the Executive Bonus Plan and a stock appreciation bonus, as well as providing for enhanced compensation in the event of a change of control. The stock appreciation bonus is equal to 1% of the increase in the fair market value of the Company's outstanding common stock over a stated measurement period. The stock appreciation bonus applies to each of two of the Company's executives.

    EXECUTIVE BONUS PLAN

    The Company's Executive Bonus Plan (the "BONUS PLAN"), is administered by the Compensation Committee of the Board of Directors (the "COMPENSATION COMMITTEE"). The Compensation Committee determines the key management employees of the Company who will be eligible to participate in the Bonus Plan and the amount, if any, of each participant's award based on such participant's performance. The aggregate amount of awards made under the Bonus Plan for a fiscal year may not exceed an amount equal to (i) 15% of the profit of the Company and its designated affiliates for such year (as defined), reduced by
(ii) 15% of the shareholders' equity of the Company and such affiliates during such year.

    LITIGATION

    The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

    In April 1997, a developer of toy games filed a complaint against the Company alleging breach of express and implied contracts, unjust enrichment, misappropriation, conversion and tortious interference with contract. The current complaint (Third Amended Complaint) alleges claims against the Company for breach of an express contract, breach of an implied contract, unjust enrichment, fraud, promissory estoppel, misappropriation and conversion, violation of the Connecticut Unfair Trade Practices Act and violation of the Uniform Trade Secrets Act. The plaintiff seeks monetary damages representing the greater of disgorgement of profit or royalties on past Laser Challenge sales, royalties on additional Laser Challenge sales, the lost goodwill and punitive damages. The Company intends to continue to defend the action vigorously and does not believe that it will have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurances of the outcome.

13. MAJOR CUSTOMERS AND PRODUCTS

    Invoiced sales to Toys "R" Us and Walmart accounted for a total of 50%, 53% and 42% for the three years ended March 31, 1999.

    The sales of the Company's product, Laser Challenge, accounted for 47.0%, 78.6% and 35.2% of net sales for the years ended March 31, 1997, 1998 and 1999, respectiely.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

14. EMPLOYEE BENEFIT PLAN

    Toymax NY has a tax deferred retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible participants may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions at Toymax NY's option. Toymax NY made no contributions for the years ended March 31, 1997, 1998 and 1999.

15. SEGMENT AND GEOGRAPHIC DATA

    During 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segment of a Business Enterprise, replacing the "INDUSTRY SEGMENT" approach with the "MANAGEMENT" approach. The management approach designated the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates two reportable segments: Toymax Core Business (primarily consists of Toymax NY and Toymax HK) and Toymax New Ventures (which consists of Go Fly A Kite and Candy Planet).

    The following tables present summarized information about the Company's operations by different geographic areas (net of consolidating eliminations) as of and for the three years ended March 31, 1999:

                                YEAR ENDED MARCH 31, 1997
------------------------------------------------------------------------------------------
                                                                     TOYMAX
                                                       TOYMAX CORE     NEW
                                                        BUSINESS    VENTURES   CONSOLIDATED
                                                       -----------  ---------  -----------
Revenues-Net sales...................................  $54,682,635  $      --  $54,682,635
Income before income tax benefit.....................    2,666,330         --    2,666,330
Identifiable assets..................................   26,277,842         --   26,277,842
Interest income......................................       89,556         --       89,556
Interest expense.....................................      483,380         --      483,380
Depreciation and amortization........................    1,462,531         --    1,462,531
Capital expenditures.................................      703,697         --      703,697


                                YEAR ENDED MARCH 31, 1998
------------------------------------------------------------------------------------------
                                                                     TOYMAX
                                                       TOYMAX CORE     NEW
                                                        BUSINESS    VENTURES   CONSOLIDATED
                                                       -----------  ---------  -----------
Revenues-Net sales...................................  $99,329,134  $      --  $99,329,134
Income before income tax expense.....................   15,473,211         --   15,473,211
Identifiable assets..................................   53,831,591         --   53,831,591
Interest income......................................      449,978         --      449,978
Interest expense.....................................      661,524         --      661,524
Depreciation and amortization........................    1,244,806         --    1,244,806
Capital expenditures.................................    1,274,763         --    1,274,763

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

15. SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                YEAR ENDED MARCH 31, 1999
------------------------------------------------------------------------------------------
                                                                     TOYMAX
                                                       TOYMAX CORE     NEW
                                                        BUSINESS    VENTURES   CONSOLIDATED
                                                       -----------  ---------  -----------
Revenues-Net sales...................................  $102,065,558 $5,112,746 $107,178,304
Income before income tax expense.....................   10,736,202  1,100,078   11,836,280
Identifiable assets..................................   52,680,072  9,903,703   62,583,775
Interest income......................................    1,102,492         --    1,102,492
Interest expense.....................................      116,526         --      116,526
Depreciation and amortization........................    1,528,058     89,188    1,617,246
Capital expenditures.................................    2,948,504     66,451    3,014,955

    The following tables present information about the Company by geographic area as and for the three years ended March 31, 1999:

                                                                                          BALANCES
                                                                                         MARCH 31,
                                                                          ----------------------------------------
                                                                              1997          1998          1999
                                                                          ------------  ------------  ------------
Long-lived Assets by Geographic Area:
  United States of America..............................................  $  1,498,271  $  1,456,745  $  6,912,437
  Europe................................................................            --            --            --
  Canada................................................................            --            --            --
  Hong Kong.............................................................       692,590       354,987       733,572
  Other.................................................................            --            --            --
                                                                          ------------  ------------  ------------
Consolidated total......................................................  $  2,190,861  $  1,811,732  $  7,646,009
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                                                              YEARS ENDED MARCH 31,
                                                       -----------------------------------
                                                          1997        1998        1999
                                                       ----------  ----------  -----------
Sales by Geographic Area:
  United States of America...........................  $43,398,784 $82,778,017 $85,825,115
  Europe.............................................   5,570,734   8,695,100   11,459,811
  Canada.............................................   2,567,977   4,142,540    5,163,321
  Hong Kong..........................................          --     244,460      657,748
  Other..............................................   3,145,140   3,469,017    4,072,309
                                                       ----------  ----------  -----------
Consolidated total...................................  $54,682,635 $99,329,134 $107,178,304
                                                       ----------  ----------  -----------
                                                       ----------  ----------  -----------

16. SUBSEQUENT EVENT

    On May 27, 1999, the Company acquired substantially all of the assets and certain liabilities of the Burkett Enterprises, Inc. f/k/a Monogram International, Inc. ("MONOGRAM") and Monogram Products, (H.K.) Limited ("PRODUCTS" together with Monogram, the "SELLERS"), a wholly-owned subsidiary of Monogram, pursuant to an asset purchase agreement ("PURCHASE AGREEMENT") dated April 19, 1999.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

16. SUBSEQUENT EVENT (CONTINUED)
    The Sellers are leading designers, manufacturers and marketers of gift, novelty and souvenir products sold globally. The aggregate maximum purchase price of approximately $15 million consisted of an initial payment of $6 million in cash to the Sellers and a non interest bearing contingent note. These funds came out of the Company's working capital. The remaining cash portion of the purchase price of $9 million is contingent upon the achievement of certain operating results. The acquisition will be accounted for using the purchase method. The Sellers had net sales of approximately $22.2 million for the year ended December 1998.

    In connection with the acquisition, the Company entered into employment agreements with the key executives of Monogram. In addition, substantially all of the former employees of Monogram were hired by the Company.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         QUARTER
                                                  -----------------------------------------------------
                                                    FIRST     SECOND      THIRD     FOURTH    YEAR END
                                                  ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Net sales.......................................  $   7,091  $  37,176  $  35,754  $  19,308  $  99,329
Gross profit....................................      3,307     16,889     15,734      8,428     44,358
Operating income (loss).........................       (357)     9,078      6,026      1,445     16,192
Income (loss) before income taxes...............       (521)     8,446      5,944      1,604     15,473
Net income (loss)...............................       (369)     6,071      4,502      1,136     11,340
Basic and diluted earnings (loss) per share.....  $   (0.05) $    0.81  $    0.46  $    0.11  $    1.28

                                                                        QUARTER
                                                 -----------------------------------------------------
                                                   FIRST     SECOND      THIRD     FOURTH    YEAR END
                                                 ---------  ---------  ---------  ---------  ---------
                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999
Net sales......................................  $   8,271  $  41,128  $  46,270  $  11,509  $ 107,178
Gross profit...................................      2,145     16,483     21,442      2,311     42,381
Operating income (loss)........................     (2,705)     9,347      7,076     (2,666)    11,052
Income (loss) before income taxes..............     (2,500)     9,688      7,295     (2,647)    11,836
Net income (loss)..............................     (1,269)     6,665      5,070     (1,850)     8,616
Basic and diluted earnings (loss) per share....  $   (0.12) $    0.63  $    0.48  $   (0.18) $    0.81

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of
Toymax International, Inc.

    The audit referred to in our report dated June 14, 1999 relating to the consolidated financial statements of Toymax International, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

    In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
New York, New York
June 14, 1999

                                                                     SCHEDULE II

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                        THREE YEARS ENDED MARCH 31, 1999

                                                  ADDITIONS
                                          --------------------------
                                                (1)        (2)
                                BALANCE   --------------------------
                                  AT       CHARGED TO    CHARGED TO                BALANCE AT
                               BEGINNING      COSTS         OTHER                      END
DESCRIPTION                    OF PERIOD  AND EXPENSES    ACCOUNTS    DEDUCTIONS    OF PERIOD
-----------------------------  ---------  -------------  -----------  -----------  -----------
Consolidated valuation
  reserves:
Year ended March 31, 1997:
Allowance for possible
  losses.....................  $ 811,969    $  16,312     $      --    $  89,062    $ 739,219
                               ---------  -------------  -----------  -----------  -----------
                               ---------  -------------  -----------  -----------  -----------
Year ended March 31, 1998:
Allowance for possible
  losses.....................  $ 739,219    $ 132,114     $      --    $ 719,217    $ 152,116
                               ---------  -------------  -----------  -----------  -----------
                               ---------  -------------  -----------  -----------  -----------
Year ended March 31, 1999:
Allowance for possible
  losses.....................  $ 152,116    $  27,438     $  20,000(1)  $  62,915   $ 136,639
                               ---------  -------------  -----------  -----------  -----------
                               ---------  -------------  -----------  -----------  -----------

------------------------

(1) Acquisition of Go Fly A Kite, Inc.