Form 10-K/A
period 1999-03-31
TOYMAX INTERNATIONAL INC
filed 1999-06-30
CIK 1044010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TOYMAX INTERNATIONAL, INC.
             INDEX TO ANNUAL REPORT ON FORM 10-K/A AMENDMENT NO. 1
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                      ITEMS IN FORM 10-K/A AMENDMENT NO. 1

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, changes in retail sell-through of the Company's products; differences between bookings received from customers and actual orders received; the Company's dependence on timely development, introduction and customer acceptance of new products; the loss of existing licenses or the inability to renew or extend licenses under favorable terms; possible weakness of the Company's markets; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements; the general state of the economy in the United States and other major markets; customer inventory levels; the cost and availability of raw materials and changes in trade relations regarding the People's Republic of China ("PRC"). The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Additional explanation of these factors and other factors affecting the Company's performance are set forth from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

GENERAL

    Toymax International, Inc. (the "COMPANY") is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the U.S. and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax-Registered Trademark- toys, such as R.A.D.-TM- Robot, Mighty Mo's-TM- vehicles, the award-winning Laser Challenge-TM- brand and a new line of educational hand-held and tabletop electronics under the Jumpstart-TM- brand licensed from Knowledge Adventure Inc., and the Math Blaster-TM- brand licensed from Davidson & Associates, Inc.; Go Fly a Kite-Registered Trademark- kites, windsocks and banners; Candy Planet-TM- candy products and Monogram International gift, novelty and souvenir products. Management believes that the major strengths of the Company include its ability to develop and design new toys, such as Arcadia-TM- Electronic Skeet Shoot; to identify and satisfy niche opportunities with brands such as Mighty Mo's; to extend existing core brands such as Laser Challenge and to identify acquisitions, such as Monogram International, Inc. ("Monogram") and Go Fly A Kite, Inc. ("GFK"), that further its plan to diversify into other leisure product categories.

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

INDUSTRY AND COMPETITION

    Toys are the most significant industry in which the Company competes. The majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively lower than in the U.S. The largest foreign manufacturing market is the PRC, followed by Japan and Taiwan. Such operations require greater lead times than domestic manufacturing operations and also result in greater shipping costs, particularly for larger toys. The design, production and sales of toy products in the U.S. are subject to various regulations.

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

    GIFT/NOVELTY/SOUVENIR

    The Company's acquisitions of Monogram International and Go Fly A Kite herald its entrance into this category. Monogram's gift and children's leisure product lines include plastic, die-cast, plush and action toys, key chains, drinkware, stationery and desk accessories. Promotional and private label specialty products are marketed to major theme parks, resorts and corporate customers. In 1999, Monogram will add product based on newly acquired licenses from Coca-Cola and Crayola-Registered Trademark-. Go Fly A Kite's WindDesigns-TM-division offers a wide array of flags, windsocks, door banners, mini flags and WindWheels colorful lawn ornaments.

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

    In May 1999, the Company announced a new licensing relationship with Tomy Corporation, one of the world's largest toy companies. The licenses will allow the Company to develop new product lines, such as Girl's Best Friends Club and Battle Drones, based on Tomy's innovative toys, for introduction in the U.S. and foreign markets.

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

    Sales conducted by Toymax NY consist of sales of the Company's promotional product lines to primarily U.S. customers pursuant to customer purchase orders. Customers purchasing products on this basis include Toys "R" Us, Kay-Bee Toys, F.A.O. Schwarz, Wal-Mart Stores, Inc., Kmart Corporation and Target Stores, Inc. Sales conducted by Toymax HK ("TOYMAX HK SALES") consist of sales on a free on board ("FOB") Hong Kong basis which are generally based on letters of credit, and include sales of lower priced basic products to U.S. and international retailers including Toys "R" Us International, Index (U.K.), Wal-Mart (Canada) and sales of the Company's promotional product lines to approximately 48 international distributors. Candy Planet sales are made pursuant to customer purchase orders. Sales conducted by GFK are on a COD, prepaid or credit card basis for those customers who do not qualify for credit terms. Extended dating programs are periodically offered to qualifying customers. GFK sells to customers throughout the continental U.S. and to a lesser extent, internationally. These international customers may receive a direct letter of credit whereby shipments are made directly from the overseas factory at a reduced price. The Company's products are sold in over 45 countries around the world. The following table depicts the Company's net sales in these two segments for the last three fiscal years and includes GFK sales since December 23, 1998 and Candy Planet sales since February 1999:

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

RESULTS OF OPERATIONS

    The following table sets forth the percentages of net sales of certain income and expense items of the Company for the last three fiscal years:

                                                             PERCENTAGE OF NET SALES
                                                         -------------------------------
                                                              YEAR ENDED MARCH 31,
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

    NET INCOME. As a result of the foregoing, Toymax Core Business net income for fiscal 1998 increased to $11.3 million ($1.28 per share) from $3.3 million ($0.45 per share) for fiscal 1997, an increase of $8.0 million or 238.8% from fiscal 1997. Excluding the reversal of the Company's valuation allowance described above, net income would have been approximately $9.7 million ($1.10 per share), an increase of approximately 193.9% from fiscal 1997.

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

      *4.2    Form of Representative's Warrant Agreement including Form of Redeemable
              Warrant Certificate.

     *10.1    Form of 1997 Stock Option Plan.

     *10.2    Form of Executive Bonus Plan.

    *10.3(a)  Agreement of lease of the Company's offices at 125 E. Bethpage Road,
              Plainview, New York.

 ****10.3(b)  Amendment to Lease of the Company's offices at 125 E. Bethpage Road,
              Plainview, New York.

     *10.4    Lease of the Company's showroom at 200 Fifth Avenue, New York, New York, as amended.

  ****10.5    Tenancy Agreement between David Chu Ki Kwan, Frances Leung Shuk Kuen and
              Toymax (H.K.) Limited for the Company's showroom at Concordia Plaza, No. 1
              Science Museum Road, Tsimshatsui East, Kowloon.

    *10.6(a)  Agency Agreement dated April 1, 1997, between the Company and Tai Nam.

 ****10.6(b)  Second Amendment to the Agency Agreement dated April 1, 1999 between the
              Company and Tai Nam.

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

     *10.14   Form of Employment Agreement with Carmine Russo.

    **10.15   Form of Employment Agreement with Andrew Stein.

    **10.16   Form of Employment Agreement with William A. Johnson, Jr.

   *10.17(a)  Form of Manufacturing Agreement between the Company, Tai Nam and Jauntiway.

****10.17(b)  Amendment to Manufacturing Agreement dated April 1, 1999 between the Company,
              Tai Nam and Jauntiway.

     *10.18   Form of Amendment to Agency Agreement between the Company and Tai Nam.

  ****21.1    List of Subsidiaries of the Registrant.

  ****27      Financial Data Schedule

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33409).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

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

    ADVERTISING

    Advertising costs, net of barter credits received in excess of amounts previously recorded, are charged to operations as incurred and were $4,896,274, $8,825,290 and $11,331,718 for the years ended March 31, 1997, 1998 and 1999, respectively.

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

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RESEARCH AND DEVELOPMENT EXPENSES

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

    ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of the net income and earnings per share as if the fair value based method of accounting had been applied as required by statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

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

2. BUSINESS ACQUISITION

    In December 1998, the Company acquired substantially all of the operating assets, business operations and facilities (the "ACQUISITION") of Go Fly A Kite, Inc. ("GFK"). The operating results of the Acquisition are included in the Company's consolidated results of operation from the date of the Acquisition. The aggregate maximum purchase price of approximately $6.3 million consisted of up to $5.9 million in cash and a non interest bearing contingent note and $0.4 million in related direct costs. A portion of the purchase price, $1.3 million, is contingent upon the achievement of certain operating results for the twelve

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

2. BUSINESS ACQUISITION (CONTINUED)
months ending August 31, 1999 and $150,000 is contingent upon the achievement of certain operating results from the date of the Acquisition until August 31, 1999. The Acquisition has been accounted for using the purchase method.

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

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

3. DUE FROM FACTOR AND ACCOUNTS RECEIVABLE (CONTINUED)
    The amount due from Factor is pledged as security to State Street Bank and Trust Company, (the "BANK") (See Note 6). Pursuant to an agreement among Toymax NY, Go Fly A Kite, the Bank and the Factor, Toymax does not receive any advances from the Factor.

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

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1997, 1998 AND 1999

7. DUE TO/FROM AFFILIATES (CONTINUED)

                                                                   TRANSACTIONS
                                                        ----------------------------------
                                                               YEAR ENDED MARCH 31,
                                                        ----------------------------------
                                                           1997        1998        1999
                                                        ----------  ----------  ----------
Purchases from:
  Tai Nam.............................................  $13,573,369 $51,244,212 $52,842,416
  Concentric..........................................  20,632,367          --          --
                                                        ----------  ----------  ----------
                                                        $34,205,736 $51,244,212 $52,842,416
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Sales to:
  Tai Nam.............................................  $  679,645  $1,922,569  $1,368,410
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Mold Purchases from:
  Tai Nam.............................................  $  438,435  $  753,183  $2,388,660
  Jauntiway Toys Enterprise (Shenzhen) Company
    Limited...........................................          --       8,279          --
                                                        ----------  ----------  ----------
                                                        $  438,435  $  761,462  $2,388,660
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Agency fees charged by:
  Tai Nam.............................................  $       --  $3,352,425  $3,838,984
  Concentric..........................................   1,420,768          --          --
                                                        ----------  ----------  ----------
                                                        $1,420,768  $3,352,425  $3,838,984
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Reimbursed expenses charged by:
  Tai Nam.............................................  $  799,750  $      462  $  638,068
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Agency fees earned from:
  Tai Nam.............................................  $       --  $   51,741  $   50,342
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

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

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1999 and 1998: dividend yield of 0.00%; risk-free interest rate ranges from 5.42% to 6.18%; an expected life of options ranging from 4.92 to 5.00 years for 10-year options and a volatility of 46.5% for all grants. The weighted average value of options granted is $4.09 and $4.06 for the years ended March 31, 1998 and 1999, respectively.

    The following table summarizes information about stock options outstanding at March 31, 1999:

                                 OUTSTANDING                    EXERCISABLE
                    -------------------------------------  ----------------------
                                  WEIGHTED     WEIGHTED                WEIGHTED
                                   AVERAGE      AVERAGE                 AVERAGE
                     NUMBER OF    REMAINING    EXERCISE    NUMBER OF   EXERCISE
OPTION PRICE RANGE    SHARES        LIFE         PRICE      SHARES       PRICE
------------------  -----------  -----------  -----------  ---------  -----------
   $6.75 to $6.75      208,500    9.25 years   $    6.75          --   $      --
     8.50 to 8.50      414,000    8.56 years        8.50      91,800        8.50
     8.63 to 8.63       94,000    8.71 years        8.63      18,800        8.63
                    -----------                            ---------
     6.75 to 8.63      716,500    8.78 years        8.01     110,600        8.52

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

    The sales of the Company's product, Laser Challenge, accounted for 47.0%, 78.6% and 35.2% of net sales for the years ended March 31, 1997, 1998 and 1999, respectively.

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

    The following tables present information about the Company by geographic area as of and for the three years ended March 31, 1999:

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

                                                              YEAR ENDED MARCH 31,
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