Form 10-Q
period 1999-06-30
TOYMAX INTERNATIONAL INC
filed 1999-08-16
CIK 1044010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
|x|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            For the transition period from ___________to ____________

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

(1) Yes |X|     No |_|

(2) Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, par value $.01, 10,570,000 as of August 12, 1999.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         June 30, 1999 and March 31, 1999                                      3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended June 30, 1999 and 1998                     4

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended June 30, 1999 and 1998                         5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities and Use of Proceeds                            13

Item 3.  Defaults by the Company upon Its Senior Securities                   13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

         Signatures                                                           16

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,       March 31,
                                                        1999           1999
                                                    ------------   ------------
                                                    (unaudited)

Assets
Current:
     Cash and cash equivalents                      $ 11,495,478   $ 18,469,027
     Due from Factor                                   8,390,206     11,899,865
     Accounts receivable, net                          8,985,304      3,826,421
     Due from affiliates                                 322,539             --
     Due from officers                                    15,951          3,702
     Inventories                                       9,598,605      7,520,655
     Prepaid expenses and other current assets         5,442,105      4,866,452
     Income tax refunds receivable                     2,268,479      1,034,357
     Deferred income taxes                             2,029,432      2,029,432
                                                    ------------   ------------
         Total current assets                         48,548,099     49,649,911
Property and equipment, net                            4,399,254      3,376,797
Deferred income taxes                                    852,885        852,885
Goodwill and intangibles, net of amortization         11,342,072      4,269,212
Other assets, primarily prepaid advertising            5,725,527      4,434,970
                                                    ------------   ------------
                                                    $ 70,867,837   $ 62,583,775
                                                    ============   ============

Liabilities and Stockholders' Equity
Current:
     Bank Credit Facility                           $  6,525,582   $         --
     Accounts payable                                  3,985,391      3,369,127
     Accrued expenses                                  5,870,304      5,258,036
     Accrued rebates and allowances                    5,958,237      6,641,677
     Due to affiliates                                 2,689,364      2,553,827
     Current portion of long-term obligations             53,715         37,199
     Income taxes payable                              1,994,149      1,373,024
                                                    ------------   ------------
         Total current liabilities                    27,076,742     19,232,890
Long-term obligations                                    862,345         31,577
                                                    ------------   ------------
         Total liabilities                            27,939,087     19,264,467
                                                    ------------   ------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share;
        5,000,000 shares authorized; none
        outstanding                                           --             --
     Common stock, par value $.01 per share;
        50,000,000 shares authorized; 10,605,000
        issued                                           106,050        106,050
     Additional paid-in capital                       23,059,355     23,059,355
     Retained earnings                                19,809,811     20,169,055
     Treasury stock at cost; 6,200 shares                (31,314)            --
     Accumulated other comprehensive income              (15,152)       (15,152)
                                                    ------------   ------------
         Total stockholders' equity                   42,928,750     43,319,308
                                                    ------------   ------------
                                                    $ 70,867,837   $ 62,583,775
                                                    ============   ============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                               June 30,
                                                    ---------------------------
                                                       1999           1998
                                                    ------------   ------------
                                                    (unaudited)    (unaudited)

Net sales                                           $ 15,479,620   $  8,271,092
                                                    ------------   ------------
Cost and expenses:
     Cost of goods sold                                9,828,318      6,125,887
     Selling and administrative                        6,352,126      4,850,238
                                                    ------------   ------------
                                                      16,180,444     10,976,125
                                                    ------------   ------------
Operating loss                                          (700,824)    (2,705,033)
                                                    ------------   ------------

Other income (expenses):
     Other income, net                                    25,488        (52,769)
     Interest income                                     150,993        288,078
     Interest expense                                    (51,452)        (1,367)
     Finance charges                                    (117,842)       (28,703)
                                                    ------------   ------------
                                                           7,187        205,239
                                                    ------------   ------------

Loss before income tax benefit                          (693,637)    (2,499,794)
Income tax benefit                                      (334,393)    (1,231,090)
                                                    ------------   ------------
Net loss                                            $   (359,244)  $ (1,268,704)
                                                    ============   ============
Basic and diluted loss per share                    $      (0.03)  $      (0.12)
                                                    ============   ============

Shares used in computing basic and diluted loss
per share                                             10,604,741     10,605,000
                                                    ============   ============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                             June 30,
                                                                   ---------------------------
                                                                       1999          1998
                                                                   ------------   ------------
                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
     Net loss                                                      $   (359,244)  $ (1,268,704)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Depreciation and amortization                                   595,965        193,258
        Bad debts                                                        11,215         (1,453)
        Non-cash revenue - barter credit                               (377,433)            --
        Changes in operating assets and liabilities:
           Due from Factor and accounts receivable                      516,420     11,759,905
           Due from affiliates                                         (322,539)       (41,233)
           Inventories                                                  (75,981)       157,509
           Prepaid expenses and other assets                         (1,240,413)    (1,252,787)
           Income tax refunds receivable                             (1,234,122)    (1,263,288)
           Accounts payable and accruals                             (1,092,934)    (1,619,125)
           Due to affiliates                                            135,537     (1,215,837)
           Income taxes payable                                         371,125        (37,397)
                                                                   ------------   ------------
              Net cash provided by (used in) operating activities    (3,072,404)     5,410,848
                                                                   ------------   ------------
Cash flows from investing activities:
     Acquisition of property and equipment                             (305,446)      (268,534)
     Proceeds from disposals of property and equipment                    7,489             --
     Acquisition of business                                         (6,907,661)            --
     Advances to officers                                               (12,249)       (17,537)
                                                                   ------------   ------------
              Net cash used in investing activities                  (7,217,867)      (286,071)
                                                                   ------------   ------------
Cash flows from financing activities:
     Increase in bank credit facility                                 3,117,199             --
     Increase (decrease) in long-term obligations                       230,837         (2,353)
     Purchase of treasury stock                                         (31,314)            --
                                                                   ------------   ------------
              Net cash provided by (used in) financing activities     3,316,722         (2,353)
                                                                   ------------   ------------
Net increase (decrease) in cash and cash equivalents                 (6,973,549)     5,122,424
Cash and cash equivalents, beginning of period                       18,469,027     21,500,588
                                                                   ------------   ------------
Cash and cash equivalents, end of period                           $ 11,495,478   $ 26,623,012
                                                                   ============   ============
Supplemental cash flow information:
     Interest paid                                                 $     36,650   $      5,165
                                                                   ============   ============
     Income taxes paid                                             $    333,767   $         --
                                                                   ============   ============
Supplemental disclosures of non-cash activities
     Capital lease obligations incurred                            $         --   $      4,932
                                                                   ============   ============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended June 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 1999 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K/A for the fiscal year ended March 31, 1999. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year, due, in part, to seasonal fluctuations which are normal for the Company's business.

NOTE 2 - EARNINGS PER SHARE

The calculation of basic and diluted loss per share for the three months ended June 30, 1999 and 1998 are as follows:

                                       THREE MONTHS ENDED JUNE 30,
                    -----------------------------------------------------------------
                                 1999                             1998
                    ------------------------------  ---------------------------------
                                  COMMON      PER                   COMMON     PER
                      LOSS        SHARES     SHARE     LOSS         SHARE     SHARE
                    ---------   ----------  ------  -----------   ----------  ------
BASIC EPS:
As reported ......  $(359,244)  10,604,741  $(0.03) $(1,268,704)  10,605,000  $(0.12)

EFFECT OF DILUTIVE
SECURITIES:
Options ..........         --           --     --            --           --     --
                    ---------   ----------  ------  -----------   ----------  ------

DILUTED EPS: .....  $(359,244)  10,604,741  $(0.03) $(1,268,704)  10,605,000  $(0.12)
                    =========   ==========  ======  ===========   ==========  ======

NOTE 3 - COMPREHENSIVE INCOME

Total comprehensive income for the three months ended June 30, 1999 and June 30, 1998 is the same as the reported net loss.

NOTE 4 - NEW ACCOUNTING STANDARD

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

NOTE 5 - SEGMENT REPORTING

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segment of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designated the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates two reportable segments: Toymax Brands (primarily consists of Toymax NY and Toymax HK) and Toymax Enterprises (which consists of Go Fly A Kite, Candy Planet and Monogram International).

The following tables present summarized information about the Company's operations by different reportable segments (net of consolidating eliminations) as of and for the three months ended June 30, 1999 and 1998:

                                              Three Months Ended June 30, 1999
                                              --------------------------------
                                            Toymax       Toymax
                                            Brands     Enterprises  Consolidated
                                            ------     -----------  ------------

Revenues-Net sales ....................  $ 9,392,666   $ 6,086,954  $15,479,620
Income (loss) before income tax benefit   (1,311,312)      617,675     (693,637)
Identifiable assets ...................   50,100,293    20,767,544   70,867,837
Interest income .......................      150,139           854      150,993
Interest expense ......................       23,008        28,444       51,452
Depreciation and amortization .........      348,544       247,421      595,965
Capital expenditures ..................      259,781        45,665      305,446

                                              Three Months Ended June 30, 1998
                                              --------------------------------
                                            Toymax       Toymax
                                            Brands     Enterprises  Consolidated
                                            ------     -----------  ------------

Revenues-Net sales ....................  $ 8,271,092    $       --  $ 8,271,092
Loss before income tax benefit ........   (2,499,794)           --   (2,499,794)
Identifiable assets ...................   49,688,175            --   49,688,175
Interest income .......................      288,078            --      288,078
Interest expense ......................        1,367            --        1,367
Depreciation and amortization .........      193,258            --      193,258
Capital expenditures ..................      268,534            --      268,534

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased finished goods.

NOTE 7 - INCOME TAXES

The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

NOTE 8 - RECLASSIFICATIONS

Certain June 30, 1998 amounts were reclassified to conform to the June 30, 1999 presentation.

NOTE 9 - ACQUISITION OF ASSETS

On May 27, 1999, newly formed subsidiaries of Toymax International, Inc. acquired substantially all of the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. ("Monogram") and Monogram Products, (H.K.) Limited, a wholly-owned subsidiary of Monogram, pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million (the "Initial Payment") paid in cash and plus up to $9.0 million payable after the closing if certain contingencies occur. In addition, Monogram's short-term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The funds required at closing came out of the working capital of the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, changing customer demand for the Company's products; the Company's dependence on timely development, introduction and customer acceptance of new products; the loss of existing licenses or the inability to renew or extend licenses under favorable terms; the inability to achieve greater diversification; dependence on a limited number of major customers; the impact of competition on revenues, margins and pricing; the effect of currency fluctuations; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements. The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Additional explanation of these factors and other factors affecting the Company's performance are set forth from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

RESULTS OF OPERATIONS

      For purposes of the fiscal year comparisons which follow, figures referring to the financial performance of Toymax NY and Toymax HK are referred to as Toymax Brands and those referring to the performance of Go Fly A Kite, Candy Planet and Monogram International are referred to as Toymax Enterprises.

Three months ended June 30, 1999 compared with the three months ended June 30, 1998

      Net Sales. Net sales for the quarter ended June 30, 1999 increased to $15.5 million from $8.3 million for the quarter ended June 30, 1998, an increase of $7.2 million, or 87.2%.

      Net sales of Toymax Brands for the quarter ended June 30, 1999 increased 13.6% to $9.4 million, or 60.7% of total net sales from $8.3 million, or 100% of total net sales for the quarter ended June 30, 1998. The increase in net sales was primarily due to a combination of the successful introduction of new product lines, including the Arcadia(TM) Electronic Skeet Shoot gaming system and the R.A.D.(TM) Robot in the latter part of the of the second quarter in fiscal 1999, and the continued strong performance of the Mighty Mo's(TM) vehicle line partially offset by a decrease in sales of the Company's Laser Challenge(TM) gaming system.

      Net sales of Toymax Enterprises were $6.1 million in the quarter ended June 30, 1999 and accounted for 39.3% of total net sales as the result of the formation of Candy Planet and the acquisition of Go Fly A Kite during the latter part of fiscal 1999 and the acquisition of Monogram International in the first quarter of fiscal 2000.

      Gross Profit. Gross Profit for the quarter ended June 30, 1999, increased by $3.5 million, or 163.4%, to $5.7 million, or 36.5% of net sales, from $2.1 million, or 25.9% of net sales, for the quarter ended June 30, 1998.

      The gross profit of Toymax Brands increased by $1.1 million, or 54.0%, to $3.3 million, or 35.2% of net sales, from $2.1 million, or 25.9% of net sales for the quarter ended June 30, 1998. The increase in gross profit as a percentage of net sales was primarily attributable to higher sales promotion costs in the quarter ended June 30, 1998, stemming in large part from lower than expected retail demand for the Company's CyberSplash(TM) product, introduced in the U.S. during the previous calendar year. The gross profit of Toymax Enterprises was $2.4 million, or 38.6% of net sales in the quarter ended June 30, 1999.

      Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended June 30, 1999 increased by $1.5 million, or 31.0%, to $6.4 million, or 41.0% of net sales, from $4.9 million, or 58.6% of net sales, for the quarter ended June 30, 1998.

      Selling and administrative expenses of Toymax Brands for the quarter ended June 30, 1999 decreased by $0.2 million, or 3.2%, to $4.7 million, or 50.0% of net sales, from $4.9 million, or 58.6% of net sales for the quarter ended June 30, 1998. The decrease in dollars and as a percentage of net sales was primarily due to lower advertising costs. Selling and administrative expenses of Toymax Enterprises was $1.7 million or 27.2% of net sales.

      Operating Income (Loss) . As a result of the foregoing, the operating loss for the quarter ended June 30, 1999 decreased by $2.0 million, or 74.1%, to a loss of $0.7 million from a loss of $2.7 million for the quarter ended June 30, 1998.

      The operating loss for Toymax Brands decreased by $1.3 million, or 48.6%, to $1.4 million from $2.7 million for the quarter ended June 30, 1998. Operating income for Toymax Enterprises was $0.7 million for the quarter ended June 30, 1999.

      Interest Income, Net. Net interest income for the quarter ended June 30, 1999 was $0.1 million, compared to net interest income of $0.3 million for the quarter ended June 30, 1998, a decrease of $0.2 million, or 65.3%. The decrease in net interest income was primarily due to the Company's acquisitions being paid out of working capital. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram International.

      Income (Loss) before Taxes. The loss before taxes for the quarter ending June 30, 1999 decreased by $1.8 million, or 72.3%, to $0.7 million, compared to a loss before taxes of $2.5 million for the quarter ended June 30, 1998. The loss before taxes for Toymax Brands decreased by $1.2 million, or 47.5%, to $1.3 million, compared to a loss before taxes of $2.5 million for the quarter ended June 30, 1998. Toymax Enterprises posted income before taxes of $0.6 million for the quarter ended June 30, 1998.

      Income Tax Benefit. The effective tax rate for the quarter ending June 30, 1999 decreased to 48.2% from 49.2% for the quarter ended June 30, 1998.

      Net Loss. As a result of the foregoing, the net loss for the quarter ended June 30, 1999 decreased to $0.4 million ($0.03 per share) from $1.3 million ($0.12 per share) for the quarter ended June 30, 1998, a decrease of $0.9 million or 71.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the three months ended June 30, 1999 cash and cash equivalents decreased $7.0 million to $11.5 million.

The Company's operating activities used net cash of approximately $3.1 million, which was primarily due to a net loss of $0.4 million and a net increase in operating assets and liabilities of $2.9 million. This net increase in operating assets and liabilities includes a $1.2 million increase in prepaid and other assets, a $1.2 million increase in income taxes receivable and a $1.1 million decrease in accounts payable and accruals partially offset by a $0.5 million decrease in due from factor and accounts receivable.

Investing activities used $7.2 million in net cash including $6.9 million related to the acquisition of Monogram International, Inc. Capital expenditures, principally for the purchase of tooling for new products and equipment, totaled $0.3 million for the quarter ended June 30, 1999 and for the quarter ended June 30, 1998. Financing activities provided $3.3 million in net cash of which $3.1 million was due to an increase in the Company's bank credit facility to fund operations.

In April 1999, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The HongKong and Shanghai Banking Corporation Limited ("HongKong Banking"). The facility provides for a borrowing limit of up to approximately $2.3 million and is terminable by HongKong Banking at any time at its sole discretion, at which time the Company's obligations to HongKong Banking would become due and payable. As of June 30, 1999 there was no outstanding balance under this facility.

The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings under its banking arrangements. The Company expects to finance its longer-term growth primarily with cash flow from operations and with externally generated funds which will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flows from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

ACQUISITIONS AND NONRECURRING ITEMS

On May 27, 1999, newly formed subsidiaries of Toymax International, Inc. acquired substantially all of the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. ("Monogram") and Monogram Products, (H.K.) Limited, a wholly-owned subsidiary of Monogram, pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million paid in cash and plus up to $9.0 million payable after the closing if certain contingencies occur. In addition, Monogram's short term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The funds required at closing came out of the working capital of the Company.

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

ITEM 3.

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

Foreign Currency Risk

While the Company's product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors of Jauntiway Investments Limited, an OEM toy manufacturer that has been the Company's most important manufacturer since inception, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such a fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in China, and thereby have a negative impact on the Company.

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

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K/A for the year ended March 31, 1999 for descriptions of [Link Group International v. Toymax Inc., U.S. District Court for the District of Connecticut].

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K/A for the year ended March 31, 1999.

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of July 31, 1999, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,868.85.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 1999, the Company held its Annual Meeting of Stockholders at which Harvey Goldberg was re-elected to the Board of Directors as a Class 1 Director. In addition, the Company's shareholders ratified an amendment to the Company's stock option plan and BDO Seidman, LLP was re-appointed as the Company's auditors. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 7,609,112 shares (71.8% of the outstanding shares of Common Stock). The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

1.    Proposal 1 - Election of Director

      The following person(s) were elected as directors as follows:

      Name                     Class             For               Withheld
      ----                     -----             ---               --------

      Harvey Goldberg          1                 7,548,572         60,540

2. Proposal 2 - Ratification of the Amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock of the Company, which may be issued under the 1997 Stock Option Plan.

                For                      Against                 Withheld
                ---                      -------                 --------
                7,434,028                171,234                 3,800

3. Proposal 3 - Ratification of selection by the Company's Board of Directors of BDO Seidman, LLP as independent auditors of the Company for the year ended March 31, 2000.

                For                      Against                 Withheld
                ---                      -------                 --------
                7,583,797                21,400                  3,915

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

      2.1 Asset Purchase Agreement, dated April 19, 1999, among Toymax International, Inc., Monogram International, Inc. f/k/a Monogram Acquisition, Inc., Gallion Development Limited, Monogram Acquisition I, LLC, Burkett Enterprises, Inc. f/k/a/ Monogram International, Inc., Monogram Products (H.K.) Limited, and Roberta M. Burkett, Charles D. Burkett, Jr., Stephen R. Burkett, and Bonnie L. Beetar.

      10.1 Employment Agreement, made as of May 27, 1999, between Monogram Acquisition, Inc. and Charles Burkett.

      23.1  Consent of Independent Accountants

      99.1  Press release of the Company dated May 27, 1999.

      b) Reports on Form 8-K

      A Current Report on Form 8-K dated June 11, 1999, was filed by the Company announcing the acquisition of substantially all the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. and Monogram Products, (H.K.) Limited.

      A Current Report on Form 8-K/A dated August 10, 1999 was filed by the Company announcing the acquisition of substantially all the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. and Monogram Products, (H.K.) Limited and includes financial statements, pro forma disclosures and exhibits.

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

Date: August 16, 1999