Form 10-Q
period 1999-09-30
TOYMAX INTERNATIONAL INC
filed 1999-11-15
CIK 1044010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23215

                            ------------------------

                           TOYMAX INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 11-3391313
 (State or other jurisdiction    (I.R.S. Employer
              of                Identification No.)
incorporation or organization)

                             125 EAST BETHPAGE ROAD
                              PLAINVIEW, NY 11803
          (Address, including zip code, of principal executive offices

                                 (516) 391-9898
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes _X_  No ___

(2) Yes _X_  No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, par value $.01, 10,598,108 shares as of November 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1999

                                     INDEX

                         PART I--FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30,
         1999 and March 31, 1999.....................................      3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended September 30, 1999 and 1998......      4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended September 30, 1999 and 1998....................      5

         Notes to Unaudited Condensed Consolidated Financial
         Statements..................................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     14

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     16

Item 2.  Changes in Securities and Use of Proceeds...................     16

Item 3.  Defaults by the Company upon Its Senior Securities..........     16

Item 4.  Submission of Matters to a Vote of Security Holders.........     16

Item 5.  Other Information...........................................     17

Item 6.  Exhibits and Reports on Form 8-K............................     17

         Signatures..................................................     18

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPT. 30,      MARCH 31,
                                                                  1999          1999
                                                              ------------   -----------
                                                              (UNAUDITED)
ASSETS
CURRENT:
  Cash and cash equivalents.................................  $ 15,712,561   $18,469,027
  Due from Factor...........................................    30,364,302    11,899,865
  Accounts receivable, net..................................    10,729,623     3,826,421
  Due from related parties..................................       111,116         3,702
  Inventories...............................................    15,552,059     7,520,655
  Prepaid expenses and other current assets.................     4,293,310     4,866,452
  Income tax refunds receivable.............................       598,556     1,034,357
  Deferred income taxes.....................................     2,029,432     2,029,432
                                                              ------------   -----------
    TOTAL CURRENT ASSETS....................................    79,390,959    49,649,911
PROPERTY AND EQUIPMENT, NET.................................     5,414,594     3,376,797
DEFERRED INCOME TAXES.......................................       852,885       852,885
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION...............    12,295,475     4,269,212
OTHER ASSETS, PRIMARILY PREPAID ADVERTISING.................     7,403,175     4,434,970
                                                              ------------   -----------
                                                              $105,357,088   $62,583,775
                                                              ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Bank credit facility......................................  $ 19,498,425            --
  Accounts payable..........................................     6,761,237   $ 3,369,127
  Accrued expenses..........................................     8,000,347     5,258,036
  Accrued rebates and allowances............................     6,723,749     6,641,677
  Due to related parties....................................    14,268,746     2,553,827
  Current portion of long-term obligations..................        24,611        37,199
  Income taxes payable......................................     2,328,423     1,373,024
                                                              ------------   -----------
    TOTAL CURRENT LIABILITIES...............................    57,605,538    19,232,890
LONG-TERM OBLIGATIONS.......................................       750,518        31,577
                                                              ------------   -----------
    TOTAL LIABILITIES.......................................    58,356,056    19,264,467
                                                              ============   ===========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
    shares authorized; none outstanding.....................            --            --
  Common stock, par value $.01 per share; 50,000,000 shares
    authorized; 10,633,108 and 10,605,000 issued............       106,331       106,050
  Additional paid-in capital................................    23,120,275    23,059,355
  Retained earnings.........................................    23,967,467    20,169,055
  Treasury stock at cost; 35,000 shares.....................      (177,889)           --
  Accumulated other comprehensive income....................       (15,152)      (15,152)
                                                              ------------   -----------
    TOTAL STOCKHOLDERS' EQUITY..............................    47,001,032    43,319,308
                                                              ------------   -----------
                                                              $105,357,088   $62,583,775
                                                              ============   ===========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
                                            (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
NET SALES.................................  $47,428,789   $41,128,002   $62,908,409   $49,399,094
                                            -----------   -----------   -----------   -----------
COST AND EXPENSES:
  Cost of goods sold......................   28,941,872    24,644,843    38,770,190    30,770,730
  Selling and administrative..............   12,492,900     7,136,390    18,845,026    11,986,628
                                            -----------   -----------   -----------   -----------
                                             41,434,772    31,781,233    57,615,216    42,757,358
                                            -----------   -----------   -----------   -----------
OPERATING INCOME..........................    5,994,017     9,346,769     5,293,193     6,641,736
                                            -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSES):
  Other income, net.......................       73,485       251,988        98,973       199,219
  Interest income.........................      106,720       290,847       257,713       578,925
  Interest expense........................     (118,897)       (3,167)     (170,349)       (4,534)
  Finance charges.........................     (263,717)     (198,263)     (381,559)     (226,966)
                                            -----------   -----------   -----------   -----------
                                               (202,409)      341,405      (195,222)      546,644
                                            -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES................    5,791,608     9,688,174     5,097,971     7,188,380
PROVISION FOR INCOME TAXES................    1,633,952     3,023,090     1,299,559     1,792,000
                                            -----------   -----------   -----------   -----------
NET INCOME................................  $ 4,157,656   $ 6,665,084   $ 3,798,412   $ 5,396,380
                                            ===========   ===========   ===========   ===========
BASIC INCOME PER SHARE....................  $      0.39   $      0.63   $      0.36   $      0.51
                                            ===========   ===========   ===========   ===========
DILUTED INCOME PER SHARE..................  $      0.38   $      0.63   $      0.36   $      0.51
                                            ===========   ===========   ===========   ===========
SHARES USED IN COMPUTING BASIC INCOME PER
  SHARE...................................   10,585,854    10,605,000    10,595,246    10,605,000
                                            ===========   ===========   ===========   ===========
SHARES USED IN COMPUTING DILUTED INCOME
  PER SHARE...............................   10,802,260    10,605,000    10,693,730    10,605,000
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,798,412   $  5,396,380
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................     1,690,141        443,030
    Bad debts...............................................       113,585         11,545
    Non-cash compensation--issuance of warrants.............        61,201             --
    Non-cash revenue--barter credit.........................      (377,433)            --
    Changes in operating assets and liabilities:
      Due from Factor and accounts receivable...............   (23,304,365)   (13,707,336)
      Due from related parties..............................      (107,414)      (806,572)
      Inventories...........................................    (6,029,435)    (4,005,714)
      Prepaid expenses and other assets.....................    (3,219,265)    (1,826,563)
      Income tax refunds receivable.........................       435,801         47,207
      Accounts payable and accruals.........................     4,578,467      4,015,582
      Due to related parties................................    11,714,919     11,713,059
      Income taxes payable..................................       914,083      1,677,106
                                                              ------------   ------------
        NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIES........................................    (9,731,303)     2,957,724
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (1,920,670)    (1,087,908)
  Proceeds from disposals of property and equipment.........         9,793             --
  Acquisition of business...................................    (6,907,661)            --
                                                              ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES...............    (8,818,538)    (1,087,908)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank credit facility..........................    16,090,042             --
  Decrease in long-term obligations.........................      (118,778)        (8,773)
  Purchase of treasury stock................................      (177,889)            --
                                                              ------------   ------------
        NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES........................................    15,793,375         (8,773)
                                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,756,466)     1,861,043
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    18,469,027     21,500,588
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 15,712,561   $ 23,361,631
                                                              ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $    115,044   $      4,631
                                                              ============   ============
  Income taxes paid.........................................  $    634,973   $         --
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
  Capital lease obligations incurred........................  $         --   $      4,932
                                                              ============   ============
  Accrual of additional acquisition costs...................  $  1,450,000   $         --
                                                              ============   ============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1--BASIS OF FINANCIAL STATEMENT PRESENTATION

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

NOTE 2--EARNINGS PER SHARE

    Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of options and warrants, to the extent they are dilutive). The calculation of basic and diluted income per share for the three and six months ended September 30, 1999 and 1998 are as follows:

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------
                                                        1999                                 1998
                                         ----------------------------------   ----------------------------------
                                                        COMMON       PER                     COMMON       PER
                                           INCOME       SHARES      SHARE       INCOME       SHARES      SHARE
                                         ----------   ----------   --------   ----------   ----------   --------
BASIC EPS:
As reported............................  $4,157,656   10,585,854    $ 0.39    $6,665,084   10,605,000    $0.63

EFFECT OF DILUTIVE SECURITIES:
Options and warrants...................          --      216,406    $(0.01)           --           --       --
                                         ----------   ----------    ------    ----------   ----------    -----
DILUTED EPS:...........................  $4,157,656   10,802,260    $ 0.38    $6,665,084   10,605,000    $0.63
                                         ==========   ==========    ======    ==========   ==========    =====

                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------
                                                        1999                                 1998
                                         ----------------------------------   ----------------------------------
                                                        COMMON       PER                     COMMON       PER
                                           INCOME       SHARES      SHARE       INCOME       SHARES      SHARE
                                         ----------   ----------   --------   ----------   ----------   --------
BASIC EPS:
As reported............................  $3,798,412   10,595,246    $ 0.36    $5,396,380   10,605,000    $0.51

EFFECT OF DILUTIVE SECURITIES:
Options and warrants...................          --       98,484        --            --           --       --
                                         ----------   ----------    ------    ----------   ----------    -----
DILUTED EPS:...........................  $3,798,412   10,693,730    $ 0.36    $5,396,380   10,605,000    $0.51
                                         ==========   ==========    ======    ==========   ==========    =====

NOTE 3--COMPREHENSIVE INCOME

    Total comprehensive income for the three and six months ended September 30, 1999 and September 30, 1998 is the same as the reported net income.

NOTE 4--NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued a new disclosure standard. Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes a standard for the way that companies record derivatives. Effective for fiscal years beginning after June 15, 1999, derivatives must be reported on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Historically, the Company has made no attempt to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant on a consolidated basis. As a result, management does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.

NOTE 5--SEGMENT REPORTING

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

    The following tables present summarized information about the Company's operations by different reportable segments (net of consolidating eliminations) as of and for the three and six months ended September 30, 1999 and 1998:

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       ------------------------------------------
                                                                         TOYMAX
                                                       TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
                                                       -------------   -----------   ------------
Revenues-Net sales...................................   $37,361,542    $10,067,247   $ 47,428,789
Income (loss) before income tax benefit..............     6,073,717       (282,109)     5,791,608
Identifiable assets..................................    82,118,415     23,238,673    105,357,088
Interest income......................................       105,616          1,104        106,720
Interest expense.....................................       (40,781)       (78,116)      (118,897)
Depreciation and amortization........................       437,465        656,711      1,094,176
Capital expenditures.................................     1,379,475        235,749      1,615,224

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                       ------------------------------------------
                                                                         TOYMAX
                                                       TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
                                                       -------------   -----------   ------------
Revenues-Net sales...................................   $41,128,002    $        --   $ 41,128,002
Income before income tax benefit.....................     9,688,174             --      9,688,174
Identifiable assets..................................    76,624,946             --     76,624,946
Interest income......................................       290,847             --        290,847
Interest expense.....................................        (3,167)            --         (3,167)
Depreciation and amortization........................       249,772             --        249,772
Capital expenditures.................................       819,374             --        819,374

                                                          SIX MONTHS ENDED SEPTEMBER 30, 1999
                                                       ------------------------------------------
                                                                         TOYMAX
                                                       TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
                                                       -------------   -----------   ------------
Revenues-Net sales...................................   $46,754,208    $16,154,201   $ 62,908,409
Income before income tax benefit.....................     4,762,406        335,565      5,097,971
Identifiable assets..................................    82,118,415     23,238,673    105,357,088
Interest income......................................       255,755          1,958        257,713
Interest expense.....................................       (63,788)      (106,561)      (170,349)
Depreciation and amortization........................       786,008        904,133      1,690,141
Capital expenditures.................................     1,639,256        281,414      1,920,670

                                                          SIX MONTHS ENDED SEPTEMBER 30, 1998
                                                       ------------------------------------------
                                                                         TOYMAX
                                                       TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
                                                       -------------   -----------   ------------
Revenues-Net sales...................................   $49,399,094    $        --   $ 49,399,094
Income before income tax benefit.....................     7,188,380             --      7,188,380
Identifiable assets..................................    76,624,946             --     76,624,946
Interest income......................................       578,925             --        578,925
Interest expense.....................................        (4,534)            --         (4,534)
Depreciation and amortization........................       443,030             --        443,030
Capital expenditures.................................     1,087,908             --      1,087,908

NOTE 6--INVENTORIES

    Inventories are stated at the lower of cost (first-in, first--out) or market. Inventories consist principally of purchased finished goods.

NOTE 7--INCOME TAXES

    The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

NOTE 8--RECLASSIFICATIONS

    Certain September 30, 1998 amounts were reclassified to conform to the September 30, 1999 presentation.

NOTE 9--ACQUISITION OF ASSETS

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

    On a pro forma basis, reflecting the acquisition of Go Fly A Kite, Inc., in December 1998, and Monogram International, Inc. and Subsidiary as if they had taken place at the beginning of the period and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for the six months ended September 30, 1999 and 1998 are presented as follows:

                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  1999               1998
                                                              ------------       ------------
Net sales...................................................  $65,380,705        $65,458,584
Net income..................................................  $ 3,404,460        $ 4,876,788
Basic earnings per share....................................  $      0.32        $      0.46
Diluted earnings per share..................................  $      0.32        $      0.46

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

    Certain statements contained in this Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, without limitation, changing customer demand for the Company's products; the Company's dependence on the introduction of new products and the consumer acceptance of such new products; the loss of existing licenses or the inability to obtain new licenses; the failure to complete the pending acquisition; significant changes in buying patterns of major customers; other risks and uncertainties as may be disclosed from time to time in the Company's public announcements. The risks highlighted herein should not be assumed to be the only things that could affect the future performance of the Company. Additional explanation of these factors and other factors affecting the Company's performance are set forth from time to time in the Company's filings with the U.S. Securities and Exchange Commission.

RESULTS OF OPERATIONS

    FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX NY AND TOYMAX HK ARE REFERRED TO AS TOYMAX BRANDS AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE, CANDY PLANET AND MONOGRAM INTERNATIONAL ARE REFERRED TO AS TOYMAX ENTERPRISES.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    NET SALES. Net sales for the quarter ended September 30, 1999 increased to $47.4 million from $41.1 million for the quarter ended September 30, 1998, an increase of $6.3 million, or 15.3%.

    Net sales of Toymax Brands for the quarter ended September 30, 1999 decreased 9.2% to $37.3 million, or 78.8% of total net sales from $41.1 million, or 100% of total net sales for the quarter ended September 30, 1998. The decrease in net sales was primarily due to a combination of the successful introduction of new product lines, including the Arcadia-TM-Electronic Skeet Shoot gaming system, launched in the latter part of the of the second quarter in fiscal 1999, the WWF Slam Cam-TM- digital camera and a line of electronic learning aids, which launched in the second quarter of this year, and the continued strong performance of the Mighty Mo's-TM- vehicle line offset by a decrease in sales of the Company's Laser Challenge gaming system and in the line of Spice Girls-TM- products.

    Net sales of Toymax Enterprises were $10.1 million in the quarter ended September 30, 1999 and accounted for 21.2% of total net sales as the result of the formation of Candy Planet and the acquisition of Go Fly A Kite during the latter part of fiscal 1999 and the acquisition of Monogram International in the first quarter of fiscal 2000.

    GROSS PROFIT. Gross Profit for the quarter ended September 30, 1999, increased by $2.0 million, or 12.2%, to $18.5 million, or 39.0% of net sales, from $16.5 million, or 40.1% of net sales, for the quarter ended September 30, 1998.

    The gross profit of Toymax Brands decreased by $1.9 million, or 11.7%, to $14.6 million, or 39.0% of net sales, from $16.5 million, or 40.1% of net sales for the quarter ended September 30, 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to lower sales promotion costs more than offset by the change in product mix, particularly the reduction in sales of Spice Girls' merchandise, which carried higher gross margins, as well as increased freight charges. The gross profit of Toymax Enterprises was $3.9 million, or 39.1% of net sales in the quarter ended September 30, 1999.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended September 30, 1999 increased by $5.4 million, or 75.1%, to $12.5 million, or 26.3% of net sales, from $7.1 million, or 17.4% of net sales, for the quarter ended September 30, 1998.

    Selling and administrative expenses of Toymax Brands for the quarter ended September 30, 1999 increased by $1.2 million, or 16.8%, to $8.3 million, or 22.3% of net sales, from $7.1 million, or 17.4% of net sales for the quarter ended September 30, 1998. The increase in dollars and as a percentage of net sales was primarily due to higher advertising costs and increased royalties due to increases in the sales of licensed products. Selling and administrative expenses of Toymax Enterprises was $4.2 million or 41.3% of net sales reflecting the higher expense levels relating to the group and sales and product development costs in the Candy Planet division relating to product to be sold beginning in the next quarter.

    OPERATING INCOME. As a result of the foregoing, the operating income for the quarter ended September 30, 1999 decreased by $3.3 million, or 35.9%, to $6.0 million from $9.3 million for the quarter ended September 30, 1998.

    Operating income for Toymax Brands decreased by $3.1 million, or 33.5%, to $6.2 million from $9.3 million for the quarter ended September 30, 1998. The operating loss for Toymax Enterprises was $0.2 million for the quarter ended September 30, 1999.

    INTEREST INCOME (EXPENSE), NET. Net interest expense for the quarter ended September 30, 1999 was $0.01 million, compared to net interest income of $0.3 million for the quarter ended September 30, 1998, a decrease of $0.3 million, or 104.2%. The increase in net interest expense was primarily due to the Company's acquisitions being paid out of working capital as well as through funds available under the Company's credit facility. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram International.

    OTHER INCOME (EXPENSE), NET. Net other expense for the quarter ended September 30, 1999 was $0.2 million, compared to net other income of $0.05 million for the quarter ended September 30, 1998, an increase in expense of $0.2 million, or 454.1%. The increase was primarily due to a vendor settlement in the second quarter of the last fiscal year.

    INCOME (LOSS) BEFORE TAXES. Income before taxes for the quarter ending September 30, 1999 decreased by $3.9 million, or 40.2%, to $5.8 million, compared to $9.7 million for the quarter ended September 30, 1998. Income before taxes for Toymax Brands decreased by $3.6 million, or 37.3%, to $6.1 million, compared to $9.7 million for the quarter ended September 30, 1998. Toymax Enterprises posted a loss before taxes of $0.3 million for the quarter ended September 30, 1999.

    PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ending September 30, 1999 decreased to 28.2% from 31.2% for the quarter ended September 30, 1998.

    NET INCOME. As a result of the foregoing, net income for the quarter ended September 30, 1999 decreased to $4.2 million ($0.38 per diluted share) from $6.7 million ($0.63 per diluted share) for the quarter ended September 30, 1998, a decrease of $2.5 million or 37.6%.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1998

    NET SALES. Net sales in the six months ended September 30, 1999 increased to $62.9 million from $49.4 million in the six months ended September 30, 1998, an increase of $13.5 million, or 27.3%.

    Net sales of Toymax Brands for the six months ended September 30, 1999 decreased 5.4% to $46.8 million, or 74.3% of total net sales from $49.4 million, or 100% of total net sales for the six months ended
September 30, 1998. The decrease in net sales was primarily due to a combination of the successful introduction of new product lines, including the Arcadia-TM-Electronic Skeet Shoot gaming system, launched in the latter part of the of the second quarter in fiscal 1999, the WWF Slam Cam-TM- digital camera and a line of electronic learning aids, which launched in the second quarter of this year, and the continued strong performance of the Mighty Mo's-TM- vehicle line offset by a decrease in sales of the Company's Laser Challenge-TM- gaming system and in the line of Spice Girls-TM- products.

    Net sales of Toymax Enterprises were $16.1 million for the six months ended September 30, 1999 and accounted for 25.7% of total net sales as the result of the formation of Candy Planet and the acquisition of Go Fly A Kite during the latter part of fiscal 1999 and the acquisition of Monogram International in the first quarter of fiscal 2000.

    GROSS PROFIT. Gross Profit for the six months ended September 30, 1999, increased by $5.5 million, or 29.6%, to $24.1 million, or 38.4% of net sales, from $18.6 million, or 37.7% of net sales, for the six months ended
September 30, 1998.

    The gross profit of Toymax Brands decreased by $0.8 million, or 4.1%, to $17.8 million, or 38.2% of net sales, from $18.6 million, or 37.7% of net sales for the six months ended September 30, 1998. The increase in gross profit as a percentage of net sales was primarily attributable to lower sales promotion costs partially offset by the change in product mix, particularly the reduction in sales of the Company's Laser Challenge-TM- gaming system and Spice Girls' merchandise, which carried higher gross margins as well as higher freight costs. The gross profit of Toymax Enterprises was $6.3 million, or 38.9% of net sales in the six months ended September 30, 1999.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the six months ended September 30, 1999 increased by $6.9 million, or 57.2%, to $18.8 million, or 30.0% of net sales, from $12.0 million, or 24.3% of net sales, for the six months ended September 30, 1998.

    Selling and administrative expenses of Toymax Brands for the six months ended September 30, 1999 increased by $1.1 million, or 8.7%, to $13.0 million, or 27.9% of net sales, from $12.0 million, or 24.3% of net sales for the six months ended September 30, 1998. The increase in dollars and as a percentage of net sales was primarily due to increased royalties resulting from an increase in the sales of licensed products. Selling and administrative expenses of Toymax Enterprises was $5.8 million or 36.0% of net sales reflecting the higher expense levels relating to the group and sales and product development costs in the Candy Planet division relating to product to be sold beginning in the next quarter.

    OPERATING INCOME. As a result of the foregoing, the operating income for the six months ended September 30, 1999 decreased by $1.3 million, or 20.3%, to $5.3 million from $6.6 million for the six months ended September 30, 1998.

    Operating income for Toymax Brands decreased by $1.8 million, or 27.3%, to $4.8 million from $6.6 million for the six months ended September 30, 1998. Operating income for Toymax Enterprises was $0.5 million for the six months ended September 30, 1999.

    INTEREST INCOME, NET. Net interest income for the six months ended September 30, 1999 was $0.09 million, compared to $0.6 million for the six months ended September 30, 1998, a decrease of $0.5 million, or 84.8%. The decrease in net interest income was primarily due to the Company's acquisitions being paid out of working capital as well as through funds available under the Company's credit facility. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram International.

    OTHER INCOME (EXPENSE), NET. Net other expense for the six months ended September 30, 1999 was $0.3 million, compared to $0.03 for the six months ended September 30, 1998, an increase of $0.3 million, or 918.4%. The increase was primarily due to a vendor settlement in the second quarter of the last fiscal year.

    INCOME BEFORE TAXES. Income before taxes for the six months ending September 30, 1999 decreased by $2.1 million, or 29.1%, to $5.1 million, compared to $7.2 million for the six months ended September 30, 1998. Income before taxes for Toymax Brands decreased by $2.4 million, or 33.7%, to $4.8 million, compared to $7.2 million for the six months ended September 30, 1998. Toymax Enterprises posted income before taxes of $0.3 million for the six months ended September 30, 1998.

    PROVISION FOR INCOME TAXES. The effective tax rate for the six months ending September 30, 1999 increased to 25.5% from 24.9% for the six months ended September 30, 1998.

    NET INCOME. As a result of the foregoing, net income for the six months ended September 30, 1999 decreased to $3.8 million ($0.36 per diluted share) from $5.4 million ($0.51 per diluted share) for the six months ended September 30, 1998, a decrease of $1.6 million or 29.6%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the six months ended September 30, 1999 cash and cash equivalents decreased
$2.8 million to $15.7 million.

    The Company's operating activities used net cash of approximately
$9.7 million, which was primarily due to net income of $3.8 million and depreciation and amortization of $1.7 million offset by a net increase in operating assets and liabilities of $15.0 million. This net increase in operating assets and liabilities includes a $23.3 million increase in Due from Factor and accounts receivable, a $6.0 million increase in inventories and a $3.2 million increase in prepaid and other assets partially offset by an $11.7 million increase in due to related parties and a $4.6 million increase in accounts payable and accruals.

    Investing activities used $8.8 million in net cash including $6.9 million related to the acquisition of Monogram International, Inc. Capital expenditures, principally for the purchase of tooling for new products and equipment, totaled $1.9 million for the six months ended September 30, 1999. Financing activities provided $15.8 million in net cash primarily due to an increase in the Company's bank credit facility to fund operations.

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

ACQUISITIONS, SUBSEQUENT EVENTS AND NONRECURRING ITEMS

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

    In October 1999, the Company agreed to form Yaboom Ltd., a joint venture with Street Life Ltd., a privately held entertainment and leisure products company. Yaboom will develop, manufacture and market innovative high-tech consumer products, which will incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and Street Life will each own fifty percent of the newly formed company. The Company will account for the joint venture using the equity method.

    On November 9, 1999, the Company announced that it had signed a definitive agreement to acquire the Funnoodle product line from KidPower, Inc. Funnoodle is a leader in the pool and backyard water recreational products categories. The terms of the agreement have not been disclosed and the acquisition is subject to certain conditions of closing including the Hart-Scott-Rodino clearance.

YEAR 2000 COMPLIANCE

    The Company has established a task force, which has evaluated and is in the process of updating its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. The Company's information technology ("IT") systems have been substantially updated to be year 2000 compliant and a final Y2K compliance test of all significant IT systems is expected to be completed by November 30, 1999. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations.

    The Company has completed its assessment of the compliance of its non-IT systems, which include telephone and alarm systems, fax machines and other miscellaneous systems. It is believed that the majority of the significant systems are compliant and will not be affected by the year 2000 issue. The Company anticipates that all other non-IT systems not as yet compliant will be by December 31, 1999.

    The Company has addressed year 2000 compliance with its major customers and vendors and nothing has come to its attention that would lead the Company to believe that those key business partners who are not as yet compliant will not be prior to the year 2000. However, any significant disruption in the flow of new products or of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, the Company has discussed and developed contingency plans with these and other participants in the Company's industry, including suppliers, financial institutions and trading partners, which would be implemented, if in fact they do experience functional or data abnormalities as the result of non-compliance. The Company believes that its reasonably likely worst case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

INTEREST RATE RISK

    The interest payable on the Company's revolving lines-of-credit are variable based on LIBOR and/or the prime rate, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

FOREIGN CURRENCY RISK

    While the Company's product purchases are transacted in United States dollars, most transactions among the suppliers and subcontractors of Jauntiway Investments Limited, an OEM toy manufacturer that has been the Company's most important manufacturer since inception, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such a fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company.

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

    Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of November 9, 1999, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,889.

    As of August 25, 1999, the underwriters provided notice of the exercise of 106,105 warrants, issued in conjunction with the Company's initial public offering, on a cash-less basis. The exercise price was $10.20 per share and resulted in the issuance of an additional 28,108 shares of the Company's common stock.

    On August 30, 1999, the Company issued 10,000 warrants at an exercise price of $5.50 per warrant in conjunction with the execution of a license agreement.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 5, 1999, the Company held its Annual Meeting of Stockholders at which Harvey Goldberg was re-elected to the Board of Directors as a Class 1 Director. In addition, the Company's shareholders ratified an amendment to the Company's stock option plan and BDO Seidman, LLP was re-appointed as the Company's auditors. The number of shares of Common Stock represented at the Meeting either in person or by proxy, was 7,609,112 shares (71.8% of the outstanding shares of Common Stock). The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

1.  Proposal 1--Election of Director

    The following person(s) were elected as directors as follows:

NAME                                                 CLASS        FOR      WITHHELD
----                                                --------   ---------   --------
Harvey Goldberg...................................     1       7,548,572    60,540

2. Proposal 2--Ratification of the Amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock of the Company, which may be issued under the 1997 Stock Option Plan.

         FOR            AGAINST    WITHHELD
---------------------   --------   --------
7,434,028......         171,234     3,800

3. Proposal 3--Ratification of selection by the Company's Board of Directors of BDO Seidman, LLP as independent auditors of the Company for the year ended March 31, 2000.

         FOR            AGAINST    WITHHELD
---------------------   --------   --------
7,583,797......          21,400     3,915

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits

        None

    b)  Reports on Form 8-K

        A Current Report on Form 8-K/A dated August 10, 1999 was filed by the Company announcing the acquisition of substantially all the assets and certain liabilities of Burkett Enterprises, Inc. f/k/ a Monogram International, Inc. and Monogram Products, (H.K.) Limited and includes financial statements, pro forma disclosures and exhibits.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       TOYMAX INTERNATIONAL, INC.
                                                       (Registrant)

                                                       By:           /s/ STEVEN A. LEBENSFELD
                                                            -----------------------------------------
                                                                       Steven A. Lebensfeld
                                                                      PRESIDENT AND DIRECTOR

                                                       By:         /s/ WILLIAM A. JOHNSON, JR.
                                                            -----------------------------------------
                                                                     William A. Johnson, Jr.
                                                              CHIEF FINANCIAL OFFICER AND TREASURER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)

Date: November 12, 1999