Form 10-Q
period 1999-12-31
TOYMAX INTERNATIONAL INC
filed 2000-02-14
CIK 1044010

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23215

                            ------------------------

                           TOYMAX INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     11-3391313
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

    Common stock, par value $.01, 10,598,108 shares as of February 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               DECEMBER 31, 1999
                                     INDEX
                         PART I--FINANCIAL INFORMATION

                                                                           PAGE
                                                                         --------
Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of December 31,
             1999 and March 31, 1999...................................      3
           Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended December 31, 1999 and 1998....      4
           Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended December 31, 1999 and 1998...................      5
           Notes to Unaudited Condensed Consolidated Financial
             Statements................................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     11
Item 3.    Quantitative and Qualitative Disclosures about Market
             Risk......................................................     16

                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     17
Item 2.    Changes in Securities and Use of Proceeds...................     17
Item 3.    Defaults by the Company upon Its Senior Securities..........     17
Item 4.    Submission of Matters to a Vote of Security Holders.........     17
Item 5.    Other Information...........................................     17
Item 6.    Exhibits and Reports on Form 8-K............................     18
           Signatures..................................................     19

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DEC. 31,        MARCH 31,
                                                                    1999            1999
                                                              ----------------   -----------
                                                                (UNAUDITED)
ASSETS
CURRENT:
  Cash and cash equivalents.................................  $      8,714,329   $18,469,027
  Due from Factor...........................................        46,107,312    11,899,865
  Accounts receivable, net..................................         7,100,699     3,826,421
  Due from related parties..................................            62,068         3,702
  Inventories...............................................        15,582,358     7,520,655
  Prepaid expenses and other current assets.................         3,553,596     4,866,452
  Income tax refunds receivable.............................         1,541,305     1,034,357
  Deferred income taxes.....................................         2,029,432     2,029,432
                                                              ----------------   -----------
      TOTAL CURRENT ASSETS..................................        84,691,099    49,649,911
PROPERTY AND EQUIPMENT, NET.................................         5,673,541     3,376,797
INVESTMENTS AND ADVANCES IN UNCONSOLIDATED JOINT VENTURE....         2,463,896            --
DEFERRED INCOME TAXES.......................................           852,885       852,885
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION...............        19,808,225     4,269,212
OTHER ASSETS, PRIMARILY PREPAID ADVERTISING.................         8,074,324     4,434,970
                                                              ----------------   -----------
                                                              $    121,563,970   $62,583,775
                                                              ----------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Bank credit facilities....................................  $     30,859,418   $        --
  Accounts payable..........................................         9,394,891     3,369,127
  Accrued expenses..........................................        17,944,188     5,258,036
  Accrued rebates and allowances............................         8,540,859     6,641,677
  Due to related parties....................................         7,942,688     2,553,827
  Current portion of long-term obligations..................            24,438        37,199
  Income taxes payable......................................         1,854,962     1,373,024
                                                              ----------------   -----------
      TOTAL CURRENT LIABILITIES.............................        76,561,444    19,232,890
  LONG-TERM OBLIGATIONS.....................................           174,048        31,577
                                                              ----------------   -----------
      TOTAL LIABILITIES.....................................        76,735,492    19,264,467
                                                              ----------------   -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 5,000,000
    shares authorized; none outstanding.....................                --            --
  Common stock, par value $.01 per share; 50,000,000 shares
    authorized; 10,633,108 and 10,605,000 issued............           106,331       106,050
  Additional paid-in capital................................        23,120,274    23,059,355
  Retained earnings.........................................        21,794,914    20,169,055
  Treasury stock at cost; 35,000 shares.....................          (177,889)           --
  Accumulated other comprehensive income....................           (15,152)      (15,152)
                                                              ----------------   -----------
      TOTAL STOCKHOLDERS' EQUITY............................        44,828,478    43,319,308
                                                              ----------------   -----------
                                                              $    121,563,970   $62,583,775
                                                              ================   ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 DECEMBER 31,                 DECEMBER 31,
                                           -------------------------   --------------------------
                                              1999          1998           1999          1998
                                           -----------   -----------   ------------   -----------
                                           (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
NET SALES................................  $50,086,501   $46,269,930   $112,994,910   $95,669,024
                                           -----------   -----------   ------------   -----------
COST AND EXPENSES:
  Cost of goods sold.....................   31,483,099    24,827,668     70,253,289    55,598,398
  Selling and administrative.............   22,114,481    14,366,117     40,959,507    26,352,745
                                           -----------   -----------   ------------   -----------
                                            53,597,580    39,193,785    111,212,796    81,951,143
                                           -----------   -----------   ------------   -----------
OPERATING INCOME (LOSS)..................   (3,511,079)    7,076,145      1,782,114    13,717,881
                                           -----------   -----------   ------------   -----------
OTHER INCOME (EXPENSES):
  Other income, net......................      712,006       262,058        810,979       461,277
  Interest income........................      151,125       247,166        408,838       826,091
  Interest expense.......................     (656,155)      (39,422)      (826,504)      (43,956)
  Equity in income of unconsolidated
    joint venture........................      401,396            --        401,396            --
  Finance charges........................     (273,430)     (251,499)      (654,989)     (478,465)
                                           -----------   -----------   ------------   -----------
                                               334,942       218,303        139,720       764,947
                                           -----------   -----------   ------------   -----------
INCOME (LOSS) BEFORE INCOME TAXES........   (3,176,137)    7,294,448      1,921,834    14,482,828
PROVISION (BENEFIT) FOR INCOME TAXES.....   (1,003,585)    2,224,141        295,974     4,016,141
                                           -----------   -----------   ------------   -----------
NET INCOME (LOSS)........................  $(2,172,552)  $ 5,070,307   $  1,625,860   $10,466,687
                                           ===========   ===========   ============   ===========
BASIC INCOME PER SHARE...................  $     (0.20)  $      0.48   $       0.15   $      0.99
                                           ===========   ===========   ============   ===========
DILUTED INCOME PER SHARE.................  $     (0.20)  $      0.48   $       0.15   $      0.99
                                           ===========   ===========   ============   ===========
SHARES USED IN COMPUTING BASIC INCOME PER
  SHARE..................................   10,598,108    10,605,000     10,596,203    10,605,000
                                           ===========   ===========   ============   ===========
SHARES USED IN COMPUTING DILUTED INCOME
  PER SHARE..............................   10,598,108    10,605,000     10,716,670    10,605,000
                                           ===========   ===========   ============   ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,625,860   $ 10,466,687
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     2,976,879        824,789
  Bad debts.................................................       167,420         20,470
  Equity in unconsolidated joint venture....................      (401,395)            --
  Non-cash compensation--issuance of warrants...............        61,201             --
  Non-cash revenue--barter credit...........................      (377,521)    (6,560,022)
  Changes in operating assets and liabilities:
    Due from Factor and accounts receivable.................   (35,472,286)   (17,215,151)
    Due from related parties................................       (58,366)       (42,456)
    Inventories.............................................    (5,483,859)    (2,568,053)
    Prepaid expenses and other assets.......................    (1,465,160)    (1,419,429)
    Income tax refunds receivable...........................      (506,948)        47,207
    Accounts payable and accruals...........................    18,838,072     10,065,072
    Due to related parties..................................     5,388,861      4,683,822
    Income taxes payable....................................       389,833      3,633,944
                                                              ------------   ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...   (14,317,409)     1,936,880
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (2,759,063)    (2,471,251)
  Proceeds from disposals of property and equipment.........        10,103             --
  Investments and advances in unconsolidated joint
    venture.................................................    (2,100,000)            --
  Acquisition of businesses.................................   (17,216,842)    (4,786,852)
                                                              ------------   ------------
      Net cash used in investing activities.................   (22,065,802)    (7,258,103)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of bank loan....................................            --       (599,973)
  Increase in bank credit facility..........................    27,451,035      3,494,147
  Decrease in long-term obligations.........................      (644,633)        (1,570)
  Purchase of treasury stock................................      (177,889)            --
                                                              ------------   ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............    26,628,513      2,892,604
                                                              ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (9,754,698)    (2,428,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    18,469,027     21,500,588
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  8,714,329   $ 19,071,969
                                                              ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $    632,265   $     12,593
                                                              ============   ============
  Income taxes paid.........................................  $    230,335   $    375,341
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
  Capital lease obligations incurred........................  $         --   $     22,391
                                                              ============   ============

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

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

NOTE 2--EARNINGS PER SHARE

    Basic earnings per share has been computed using the weighted average number of common shares. Diluted earnings per share has been computed using the weighted average number of common shares and common share equivalents (which consist of options and warrants, to the extent they are dilutive). The calculation of basic and diluted income per share for the three and nine months ended December 31, 1999 and 1998 are as follows:

                                                     THREE MONTHS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                                1999                                  1998
                                 -----------------------------------   ----------------------------------
                                                 COMMON       PER                     COMMON       PER
                                   (LOSS)        SHARES      SHARE       INCOME       SHARES      SHARE
                                 -----------   ----------   --------   ----------   ----------   --------
BASIC EPS:
As reported....................  $(2,172,552)  10,598,108    $(0.20)   $5,070,307   10,605,000    $0.48
EFFECT OF DILUTIVE SECURITIES:
Options and warrants...........           --           --        --            --           --       --
                                 -----------   ----------    ------    ----------   ----------    -----
DILUTED EPS:...................  $(2,172,552)  10,598,108    $(0.20)   $5,070,307   10,605,000    $0.48
                                 ===========   ==========    ======    ==========   ==========    =====

    Options and warrants which have exercise prices in excess of the average stock price for the quarter are considered anti-dilutive and have been excluded from the above calculations. For the three months ended December 31, 1999 and 1998, 495,239 and 662,009 shares have been excluded respectively.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

                                  (UNAUDITED)

NOTE 2--EARNINGS PER SHARE (CONTINUED)

                                                      NINE MONTHS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                                1999                                 1998
                                 ----------------------------------   -----------------------------------
                                                COMMON       PER                      COMMON       PER
                                   INCOME       SHARES      SHARE       INCOME        SHARES      SHARE
                                 ----------   ----------   --------   -----------   ----------   --------
BASIC EPS:
As reported....................  $1,625,860   10,596,203    $0.15     $10,466,687   10,605,000    $0.99
EFFECT OF DILUTIVE SECURITIES:
Options and warrants...........          --      120,467       --              --           --       --
                                 ----------   ----------    -----     -----------   ----------    -----
DILUTED EPS:...................  $1,625,860   10,716,670    $0.15     $10,466,687   10,605,000    $0.99
                                 ==========   ==========    =====     ===========   ==========    =====

    Options and warrants which have exercise prices in excess of the average stock price for the nine month period are considered anti-dilutive and have been excluded from the above calculations. For the nine months ended December 31, 1999 and 1998, 705,558 and 662,009 shares have been excluded respectively.

NOTE 3--COMPREHENSIVE INCOME

    Total comprehensive income for the three and nine months ended December 31, 1999 and December 31, 1998 is the same as the reported net income.

NOTE 4--NEW ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued a new disclosure standard. Statement of Financial Accounting Standards No. 133
("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, establishes a standard for the way that companies record derivatives. Effective for fiscal years beginning after June 15, 2000, derivatives must be reported on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Historically, the Company has made no attempt to minimize, by means of hedging or derivatives, the risk of potential currency fluctuations, since the currency risk has not been significant on a consolidated basis. As a result, management does not believe adoption of SFAS 133 will have a material impact on either the Company's financial condition or its results of operations.

NOTE 5--SEGMENT REPORTING

    During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 supersedes SFAS 14, FINANCIAL REPORTING FOR SEGMENT OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designated the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates two reportable segments: Toymax Brands (primarily consists of Toymax, Inc. ("Toymax NY"), Toymax (H.K.) Limited ("Toymax HK") and the Company's equity investment in Yaboom Limited) and Toymax Enterprises (which consists of Go Fly A Kite, Inc. ("Go Fly A Kite"), Candy Planet,

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

                                  (UNAUDITED)

NOTE 5--SEGMENT REPORTING (CONTINUED)

a division of Toymax NY, Monogram International, Inc. ("Monogram"), and the Funnoodle product line ("Funnoodle").

    The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three and nine months ended December 31, 1999 and 1998:

                                          THREE MONTHS ENDED DECEMBER 31, 1999
                                        ----------------------------------------
                                          TOYMAX        TOYMAX
                                          BRANDS      ENTERPRISES   CONSOLIDATED
                                        -----------   -----------   ------------
Net sales.............................  $35,429,069   $14,657,432   $50,086,501
Income (loss) before income tax
  provision...........................   (5,249,957)    2,073,820    (3,176,137)
Identifiable assets...................   83,955,255    37,608,715   121,563,970
Interest income.......................      153,862        (2,737)      151,125
Interest expense......................     (579,281)      (76,874)     (656,155)
Depreciation and amortization.........      471,743       814,995     1,286,738
Capital expenditures..................      356,983       481,410       838,393

                                           THREE MONTHS ENDED DECEMBER 31, 1998
                                         ----------------------------------------
                                           TOYMAX        TOYMAX
                                           BRANDS      ENTERPRISES   CONSOLIDATED
                                         -----------   -----------   ------------
Net sales..............................  $45,949,984   $  319,946    $46,269,930
Income before income tax provision.....    7,258,885       35,563      7,294,448
Identifiable assets....................   80,653,694    7,049,932     87,703,626
Interest income........................      247,166           --        247,166
Interest expense.......................      (39,422)          --        (39,422)
Depreciation and amortization..........      381,150          609        381,759
Capital expenditures...................    1,375,062        8,281      1,383,343

                                         NINE MONTHS ENDED DECEMBER 31, 1999
                                       ----------------------------------------
                                         TOYMAX        TOYMAX
                                         BRANDS      ENTERPRISES   CONSOLIDATED
                                       -----------   -----------   ------------
Net sales............................  $82,183,277   $30,811,633   $112,994,910
Income (loss) before income tax
  provision..........................     (490,009)    2,411,843      1,921,834
Identifiable assets..................   83,955,255    37,608,715    121,563,970
Interest income......................      409,617          (779)       408,838
Interest expense.....................     (643,069)     (183,435)      (826,504)
Depreciation and amortization........    1,257,751     1,719,128      2,976,879
Capital expenditures.................    1,996,239       762,824      2,759,063

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

                                  (UNAUDITED)

NOTE 5--SEGMENT REPORTING (CONTINUED)

                                           NINE MONTHS ENDED DECEMBER 31, 1998
                                         ----------------------------------------
                                           TOYMAX        TOYMAX
                                           BRANDS      ENTERPRISES   CONSOLIDATED
                                         -----------   -----------   ------------
Net sales..............................  $95,349,078   $  319,946    $95,669,024
Income (loss) before income tax
  provision............................   14,564,241      (81,413)    14,482,828
Identifiable assets....................   80,653,694    7,049,932     87,703,626
Interest income........................      826,091           --        826,091
Interest expense.......................      (43,956)          --        (43,956)
Depreciation and amortization..........      824,180          609        824,789
Capital expenditures...................    2,462,970        8,281      2,471,251

NOTE 6--INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased finished goods.

NOTE 7--INCOME TAXES

    The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

NOTE 8--RECLASSIFICATIONS

    Certain December 31, 1998 amounts were reclassified to conform to the December 31, 1999 presentation.

NOTE 9--ACQUISITION OF ASSETS

    On May 27, 1999, newly formed subsidiaries of the Company acquired substantially all of the assets and certain liabilities of Burkett
Enterprises, Inc. f/k/a Monogram International, Inc. ("Monogram") and Monogram Products, (H.K.) Limited, a wholly-owned subsidiary of Monogram, pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million (the "Initial Payment") paid in cash and plus up to $9.0 million payable after the closing if certain contingencies occur. In addition, Monogram's short-term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The funds required at closing came out of the working capital of the Company.

    On November 30, 1999, a wholly-owned subsidiary of the Company acquired certain assets, consisting of the Funnoodle product line of Kidpower, Inc. (the "Seller"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a leader in the pool and backyard water recreational products categories. The consideration for the acquisition was approximately $8.8 million paid in cash to the Seller (the "Initial Payment") not including the assumption of certain commitments of the Seller in an amount of approximately $0.5 million plus up to $7.0 million payable after the closing if certain contingencies occur. The funds required at closing came out of the working capital of the Company.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                 THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

                                  (UNAUDITED)

NOTE 9--ACQUISITION OF ASSETS (CONTINUED)

    On a pro forma basis, reflecting the acquisition of Go Fly A Kite, Inc., in December 1998, Monogram, and Funnoodle as if they had taken place at the beginning of the period and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for the nine months ended
December 31, 1999 and 1998 are presented as follows:

                                                   NINE MONTHS ENDED DECEMBER 31,
                                                   -------------------------------
                                                        1999             1998
                                                   --------------   --------------
Net sales........................................   $130,672,605     $130,798,541
Net income.......................................   $  2,980,532     $ 10,417,828
Basic earnings per share.........................   $       0.28     $       0.98
Diluted earnings per share.......................   $       0.28     $       0.98

NOTE 10--INVESTMENT AND ADVANCES IN YABOOM LIMITED

    In October 1999, the Company invested $1.0 million in Yaboom Limited, a joint venture, of which approximately $1.0 million is goodwill and is being amortized over 10 years. The Company also advanced the joint venture
$1.1 million. The Company accounts for its 50% ownership interest in Yaboom Limited using the equity method of accounting.

    The unaudited summary financial information of Yaboom Limited for the period ended December 31, 1999 are presented as follows:

                                                               DEC. 31,
                                                                 1999
                                                              -----------
                                                              (UNAUDITED)
Current assets..............................................  $5,079,725
Non-current assets..........................................     596,796
Current liabilities.........................................   4,872,436

                                                               THREE AND
                                                              NINE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
                                                              (UNAUDITED)
Net sales...................................................   $7,414,330
Gross profit................................................    5,020,450
Operating income............................................      993,025
Income before income taxes..................................      956,736
Net income..................................................      802,790

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

    Certain expectations and projections regarding the future performance of Toymax International, Inc. and its subsidiaries ("Toymax") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Toymax's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. Management cautions you that the following factors, among others, could cause Toymax's actual consolidated results of operations and financial position in 2000 and thereafter to differ significantly from those expressed in forward-looking statements:

MARKETPLACE RISKS

    - Dependence on the timely development, introduction and customer acceptance of new products, which may affect Toymax's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market

    - Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Toymax's products

    - Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Toymax's products and the costs associated with manufacturing and distributing these products

    - Failure to successfully integrate recent acquisitions

FINANCIAL CONSIDERATIONS

    - Significant changes in interest rates, both domestically and internationally, which may negatively affect Toymax's cost of financing its operations

    - Currency fluctuations, which may affect Toymax's reportable income

OTHER RISKS

    - Development of new technologies, including the Internet, which may create new risks to Toymax's ability to protect its intellectual property rights

    - Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Toymax

    - Other factors and risks that may be described from time to time in Toymax's public announcements and filings with the Securities and Exchange Commission

RESULTS OF OPERATIONS

    FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX NY, TOYMAX HK AND THE COMPANY'S EQUITY INVESTMENT IN YABOOM ARE REFERRED TO AS TOYMAX BRANDS

AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE, CANDY PLANET, MONOGRAM AND FUNNOODLE ARE REFERRED TO AS TOYMAX ENTERPRISES.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1998

    NET SALES. Net sales for the quarter ended December 31, 1999 increased to $50.1 million from $46.3 million for the quarter ended December 31, 1998, an increase of $3.8 million, or 8.2%.

    Net sales of Toymax Brands for the quarter ended December 31, 1999 decreased 22.9% to $35.4 million, or 70.7% of total net sales from $45.9 million, or 99.3% of total net sales for the quarter ended December 31, 1998. The decrease in net sales was primarily due to the expected decrease in sales of the line of Spice Girls-TM- products, a decrease in sales of the Company's Laser Challenge-TM-gaming system and the discontinuance of the Precious Metals-TM- and Metal Molder-TM- product lines. These decreases were partially offset by the introduction of new product lines and the continued strong performance of the Mighty Mo's-TM- vehicle line.

    Net sales of Toymax Enterprises were $14.7 million in the quarter ended December 31, 1999 and accounted for 29.3% of total net sales as the result of the formation of Candy Planet and the acquisition of Go Fly A Kite during the latter part of fiscal 1999, the acquisition of Monogram in the first quarter of fiscal 2000 and the Funnoodle product line in the current quarter.

    GROSS PROFIT. Gross Profit for the quarter ended December 31, 1999, decreased by $2.8 million, or 13.2%, to $18.6 million, or 37.1% of net sales, from $21.4 million, or 46.3% of net sales, for the quarter ended December 31, 1998.

    The gross profit of Toymax Brands decreased by $10.1 million, or 47.6%, to $11.1 million, or 31.5% of net sales, from $21.3 million, or 46.3% of net sales for the quarter ended December 31, 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to higher sales promotion and freight and warehousing costs as well as inventory adjustments. The gross profit of Toymax Enterprises was $7.5 million, or 50.9% of net sales in the quarter ended December 31, 1999.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended December 31, 1999 increased by $7.7 million, or 53.9%, to $22.1 million, or 44.2% of net sales, from $14.4 million, or 31.0% of net sales, for the quarter ended December 31, 1998.

    Selling and administrative expenses of Toymax Brands for the quarter ended December 31, 1999 increased by $2.5 million, or 17.8%, to $16.8 million, or 47.4% of net sales, from $14.2 million, or 31.0% of net sales for the quarter ended December 31, 1998. The increase in dollars and as a percentage of net sales was primarily due to higher advertising costs and increased royalties due to increases in the sales of licensed products. Selling and administrative expenses of Toymax Enterprises was $5.3 million or 36.4% of net sales.

    OPERATING INCOME (LOSS). As a result of the foregoing, the operating income for the quarter ended December 31, 1999 decreased by $10.6 million, or 149.6%, to an operating loss of $3.5 million from operating income of $7.1 million for the quarter ended December 31, 1998.

    Operating income for Toymax Brands decreased by $12.6 million, or 180.0%, to an operating loss of $5.6 million from operating income of $7.0 million for the quarter ended December 31, 1998. The operating income for Toymax Enterprises was $2.1 million for the quarter ended December 31, 1999.

    INTEREST INCOME (EXPENSE), NET. Net interest expense for the quarter ended December 31, 1999 was $0.5 million, compared to net interest income of $0.2 million for the quarter ended December 31, 1998, a decrease of $0.7 million. The increase in net interest expense was primarily due to the Company's acquisitions being paid out of working capital as well as through funds available under the Company's credit facility. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram.

    OTHER INCOME (EXPENSE), NET. Net other income for the quarter ended December 31, 1999 was $0.8 million, compared to net other income of $0.01 million for the quarter ended December 31, 1998, an increase in income of $0.8 million. The increase was primarily due to the inclusion of equity income received from the Yaboom joint venture as well as the settlement of an insurance claim in the current quarter.

    INCOME (LOSS) BEFORE TAXES. Income before taxes for the quarter ending December 31, 1999 decreased by $10.5 million, or 143.5%, to a loss before taxes of $3.2 million, compared to income before taxes of $7.3 million for the quarter ended December 31, 1998. Income before taxes for Toymax Brands decreased by $12.5 million, or 172.3%, to a pretax loss of $5.3 million, compared to pretax income of $7.3 million for the quarter ended December 31, 1998. Toymax Enterprises posted income before taxes of $2.1 million for the quarter ended December 31, 1999.

    PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for the quarter ending December 31, 1999 decreased to a benefit of 31.6% from a provision of 30.5% for the quarter ended December 31, 1998. This was primarily the result of the pretax loss incurred by Toymax Brands.

    NET INCOME (LOSS). As a result of the foregoing, net income for the quarter ended December 31, 1999 decreased to a $2.2 million net loss ($0.20 per diluted share) from net income of $5.1 million ($0.48 per diluted share) for the quarter ended December 31, 1998, a decrease of $7.2 million or 142.8%.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1998

    NET SALES. Net sales in the nine months ended December 31, 1999 increased to $113.0 million from $95.7 million in the nine months ended December 31, 1998, an increase of $17.3 million, or 18.1%.

    Net sales of Toymax Brands for the nine months ended December 31, 1999 decreased 13.8% to $82.2 million, or 72.7% of total net sales from $95.3 million, or 99.7% of total net sales for the nine months ended
December 31, 1998. The decrease in net sales was primarily due to the expected decrease in sales of the line of Spice Girls-TM- products, a decrease in sales of the Company's Laser Challenge-TM- gaming system and the discontinuance of the Precious Metals-TM- and Metal Molder-TM- product lines. These decreases were partially offset by the introduction of new product lines and the continued strong performance of the Mighty Mo's-TM- vehicle line.

    Net sales of Toymax Enterprises were $30.8 million for the nine months ended December 31, 1999 and accounted for 27.3% of total net sales as the result of the formation of Candy Planet and the acquisition of Go Fly A Kite during the latter part of fiscal 1999, the acquisition of Monogram in the first quarter of fiscal 2000 and the acquisition of the Funnoodle product line in the current quarter.

    GROSS PROFIT. Gross Profit for the nine months ended December 31, 1999, increased by $2.7 million, or 6.7%, to $42.7 million, or 37.8% of net sales, from $40.1 million, or 41.9% of net sales, for the nine months ended December 31, 1998.

    The gross profit of Toymax Brands decreased by $10.9 million, or 27.3%, to $29.0 million, or 35.3% of net sales, from $39.9 million, or 41.9% of net sales for the nine months ended December 31, 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to the change in product mix, particularly the reduction in sales of the Company's Laser Challenge-TM- gaming system and Spice Girls' merchandise, which carried higher gross margins. The gross profit of Toymax Enterprises was $13.7 million, or 44.6% of net sales in the nine months ended December 31, 1999.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the nine months ended December 31, 1999 increased by $14.6 million, or 55.4%, to $41.0 million, or 36.2% of net sales, from $26.4 million, or 27.5% of net sales, for the nine months ended December 31, 1998.

    Selling and administrative expenses of Toymax Brands for the nine months ended December 31, 1999 increased by $3.7 million, or 14.2%, to $29.8 million, or 36.3% of net sales, from $26.1 million, or 27.4% of net sales for the nine months ended December 31, 1998. The increase in dollars and as a percentage of net sales was primarily due to higher advertising costs to promote Toymax Brand's products and to increased royalties resulting from an increase in the sales of licensed products. Selling and administrative expenses of Toymax Enterprises was $11.2 million or 36.2% of net sales reflecting the higher expense levels relating to the group and sales and product development costs in the Candy Planet division.

    OPERATING INCOME. As a result of the foregoing, the operating income for the nine months ended December 31, 1999 decreased by $11.9 million, or 87.0%, to $1.8 million from $13.7 million for the nine months ended December 31, 1998.

    Operating income for Toymax Brands decreased by $14.6 million, or 105.9%, to a loss of $0.8 million from operating income of $13.8 million for the nine months ended December 31, 1998. Operating income for Toymax Enterprises was
$2.6 million for the nine months ended December 31, 1999.

    INTEREST INCOME (EXPENSE), NET. Net interest expense for the nine months ended December 31, 1999 was $0.4 million, compared to net interest income of $0.8 million for the nine months ended December 31, 1998, a decrease of $1.2 million. The decrease in net interest income was primarily due to the Company's acquisitions being paid out of working capital as well as through funds available under the Company's credit facility. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram.

    OTHER INCOME (EXPENSE), NET. Net other income for the nine months ended December 31, 1999 was $0.6 million, compared to net other expense of $0.02 million for the nine months ended December 31, 1998, an increase in income of $0.6 million. The increase in other income was primarily due to the inclusion of equity income received from the Yaboom joint venture as well as the settlement of an insurance claim in the current quarter.

    INCOME (LOSS) BEFORE TAXES. Income before taxes for the nine months ended December 31, 1999 decreased by $12.6 million, or 86.7%, to $1.9 million, compared to $14.5 million for the nine months ended December 31, 1998. Income before taxes for Toymax Brands decreased by $15.0 million, or 103.4%, to a loss before taxes of $0.5 million, compared to income before taxes of $14.6 million for the nine months ended December 31, 1998. Toymax Enterprises posted income before taxes of $2.4 million for the nine months ended December 31, 1999.

    PROVISION FOR INCOME TAXES. The effective tax rate for the nine months ending December 31, 1999 decreased to 15.4% from 27.7% for the nine months ended December 31, 1998, primarily due to the loss before taxes of Toymax Brands.

    NET INCOME. As a result of the foregoing, net income for the nine months ended December 31, 1999 decreased to $1.6 million ($0.15 per diluted share) from $10.5 million ($0.99 per diluted share) for the nine months ended December 31, 1998, a decrease of $8.8 million or 84.5%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the nine months ended December 31, 1999 cash and cash equivalents decreased
$9.8 million to $8.7 million.

    The Company's operating activities used net cash of approximately
$14.3 million, which was primarily due to net income of $1.6 million and depreciation and amortization of $3.0 million offset by a net increase in operating assets and liabilities of $18.4 million. This net increase in operating assets and liabilities includes a $35.5 million increase in Due from Factor and accounts receivable, a $5.5 million increase in inventories and a $1.5 million increase in prepaid and other assets partially offset by an $18.8 million increase in accounts payable and accruals a $5.4 million increase in due to related parties.

    Investing activities used $22.1 million in net cash including $17.2 million related to the acquisition of Monogram, an additional contingent payment for the acquisition of Go Fly A Kite, and the acquisition of the Funnoodle product line. Capital expenditures, principally for the purchase of tooling for new products and equipment, totaled $2.8 million for the nine months ended December 31, 1999. The Company made investments in and advances to Yaboom Limited in the amount of $2.1 million. Financing activities provided $26.6 million in net cash primarily due to an increase in the use of the Company's bank credit facilities to fund operations.

    The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flows from operations and borrowings under its banking arrangements. The Company is in the process of negotiating a renewal of the loan agreement between Sun Trust and Monogram which expires on April 2, 2000. This is expected to be completed by March 31, 2000.

    The transactions and results of operations for the past nine months have utilized a substantial part of the Company's working capital and borrowing capacity under its revolving credit agreement with State Street Bank and Trust Company and Congress Talcott Corporation. The Company is taking several steps to improve its flexibility including negotiating an update to its current facility or securing a new facility to include the Funnoodle business. This is expected to be completed by March 31, 2000. In addition, the Company is considering raising capital by issuing equity or debt securities depending on market conditions.

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

ACQUISITIONS, SUBSEQUENT EVENTS AND NONRECURRING ITEMS

    On May 27, 1999, newly formed subsidiaries of the Company acquired substantially all of the assets and certain liabilities of Burkett
Enterprises, Inc. f/k/a Monogram International, Inc. ("Monogram") and Monogram Products, (H.K.) Limited, a wholly-owned subsidiary of Monogram, pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million paid in cash and plus up to $9.0 million payable after the closing if certain contingencies occur. In addition, Monogram's short term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The funds required at closing came out of the working capital of the Company.

    In October 1999, the Company agreed to form Yaboom Ltd. ("Yaboom"), a joint venture with a private investor. The current investment includes $1.0 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom will develop, manufacture and market innovative high-tech consumer products, which will incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and the private investor will each own fifty percent of Yaboom. The Company will account for the joint venture using the equity method.

    On November 30, 1999, a wholly-owned subsidiary of the Company acquired certain assets, consisting of the Funnoodle product line of Kidpower, Inc. (the "Seller"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a leader in the pool and backyard water recreational products categories. The consideration for the acquisition was approximately $8.8 million paid in cash to the Seller (the "Initial Payment") not including the assumption of certain commitments of the Seller in an amount of approximately $0.5 million plus up to $7.0 million payable after the closing if certain contingencies occur. The funds required at closing came out of the working capital of the Company.

YEAR 2000 COMPLIANCE

    The Company has updated its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. The Company's information technology ("IT") systems have been substantially updated to be year 2000 compliant. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations. To-date, the Company's non-IT systems, which include telephone and alarm systems, fax machines and other miscellaneous systems, have shown to be compliant and have not been affected by the year 2000 issue.

    As of February 2000, the Company has not experienced any material disruption in the transference of data with its major customers and vendors and nothing has come to its attention that would lead the Company to believe that this will not continue into the future. However, any significant disruption in the flow of new products or of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, the Company has discussed and developed contingency plans with these and other participants in the Company's industry, including suppliers, financial institutions and trading partners, which would be implemented, if in fact they do experience functional or data abnormalities as the result of non-compliance. The Company believes that its reasonably likely worst case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems.

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

    Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of February 11, 2000, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,889.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the third quarter ended December 31, 1999.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

 2.1  Asset Purchase Agreement, dated October 25, 1999, among
      Toymax International, Inc., Funnoodle, Inc., Kidpower, Inc., and James O'Rourke.

 2.2  Assignment and Assumption of Contract dated November 30,
      1999 among Toymax International, Inc., Sun Master Investment
      Limited, Funnoodle, Inc., Kidpower, Inc., and James
      O'Rourke.

10.1  Management Agreement, made as of November 30, 1999, between
      Sun Master Investment Limited and Kidpower, Inc.

 1.5  Tenancy Agreement between Petergrand Limited and Toymax
      (H.K.) Limited for the Company's showroom at Concordia
      Plaza, No. 1 Science Museum Road, Tsimshatsui, Kowloon, Hong
      Kong.

99.1  Press release of the Company dated December 3, 1999.

    b) Reports on Form 8-K

    A Current Report on Form 8-K dated December 15, 1999 was filed by the Company announcing the acquisition of certain assets, consisting of the Funnoodle product line of Kidpower, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 TOYMAX INTERNATIONAL, INC.
                                                        ---------------------------------------------
                                                                        (Registrant)

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

Date: February 11, 2000