Form 10-K
period 2000-03-31
TOYMAX INTERNATIONAL INC
filed 2000-06-29
CIK 1044010

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR

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

                      (1) Yes X   No _   (2) Yes X   No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2000 was $8,427,154. The calculation does not reflect a determination that persons are affiliates for any other purposes.

    Number of shares of common stock outstanding as of June 26, 2000:
10,598,108.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Toymax International, Inc. Annual Report to Shareholders for the year ended March 31, 2000.

2. Portions of the Toymax International, Inc. 2000 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TOYMAX INTERNATIONAL, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                               ITEMS IN FORM 10-K

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Description of Business.....................................      3
Item 2.   Properties..................................................     14
Item 3.   Legal Proceedings...........................................     15
Item 4.   Submission of Matters to a Vote of Security Holders.........     15

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     16
Item 6.   Selected Consolidated Financial Data........................     17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     24
Item 8.   Financial Statements and Supplementary Data.................     24
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................     25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     25
Item 11.  Executive Compensation......................................     25
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     25
Item 13.  Certain Relationships and Related Transactions..............     25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     26
          Signatures..................................................     29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

    Certain expectations and projections regarding the future performance of Toymax International, Inc. and its subsidiaries ("TOYMAX" AND THE "COMPANY") discussed in this Annual Report on Form 10-K, are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Toymax's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. Management cautions you that the following factors, among others, could cause Toymax's actual consolidated results of operations and financial position in 2000 and thereafter to differ significantly from those expressed in forward-looking statements:

MARKETPLACE RISKS

    - Dependence on the timely development, introduction and customer acceptance of new products, which may affect Toymax's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market.

    - Dependence on the success of new licenses, which Toymax acquires for marketing with new and existing products.

    - Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Toymax's products.

    - Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Toymax's products and the costs associated with manufacturing and distributing these products.

    - Failure to successfully integrate recent acquisitions.

FINANCIAL CONSIDERATIONS

    - Significant changes in interest rates, both domestically and internationally, which may negatively affect Toymax's cost of financing its operations.

    - Currency fluctuations, which may affect Toymax's reportable income.

OTHER RISKS

    - Development of new technologies, including the Internet, which may create new risks to Toymax's ability to protect its intellectual property rights.

    - Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Toymax.

    - Other factors and risks that may be described from time to time in Toymax's public announcements and filings with the Securities and Exchange Commission.

GENERAL

    Toymax is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the United States ("U.S.")

and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax-Registered Trademark- toys, such as R.A.D.-TM- Robot, Mighty Mo's-TM- vehicles, the award-winning Laser Challenge-TM- brand, Starter Up-TM- pre-school vehicles, and a line of licensed educational hand-held electronics under the Jumpstart-TM- and Humongous brands; Funnoodle-Registered Trademark- pool and water toys and accessories; Go Fly a Kite-Registered Trademark- kites, banners and WindWheels-TM-; Candy Planet-TM-candy products; Monogram International gift, novelty and souvenir products and Yaboom! entertainment based toys and electronics. Management believes that the major strengths of the Company include its ability to develop and design new toys, such as Starter Up Steve-TM-; to identify and satisfy niche opportunities with brands such as Mighty Mo's; to extend existing core brands such as Laser Challenge and to identify acquisitions, such as Monogram International, Inc. ("MONOGRAM"), Go Fly A Kite, Inc. ("GFK"), the Funnoodle product line ("FUNNOODLE") and the Yaboom Ltd. ("YABOOM") joint venture, that further its plan to diversify into other leisure product categories.

    In 1998, the Company began to take a number of important steps designed to better position the Company for future and balanced growth through the diversification of its product line. In December 1998 the Company acquired the business of Go Fly A Kite, Inc., a leading developer and marketer of kites, windsocks, banners, mini flags and WindWheels-TM-. In February 1999, the Company formed a new division, Candy Planet, which together with the licensing of the World Wrestling Federation ("WWF") brand and a Pokemon-TM- license from Nintendo-Registered Trademark- of America, Inc., enabled the Company to enter the expanding candy industry. In May 1999 the Company completed the acquisition of Monogram International, Inc., a leading designer, manufacturer and marketer of gift and children's leisure product lines, including items based on well-established and evergreen licenses. Monogram has been associated with the Walt Disney Company for nearly 30 years and has also established a relationship with Warner Bros. Consumer Products. In October 1999, the Company entered into the Yaboom joint venture, to manufacture and distribute technologically innovative musical key chains, interchangeable cartridge singing dolls and other electronic products based on licensing agreements with leading musical performers such as Britney Spears, Christina Aguilera and Ricky Martin. In November 1999 the Company completed the acquisition of the Funnoodle product line from KidPower, Inc. The Funnoodle product line is a leader in the pool and backyard water recreational products categories. In order to integrate these acquisitions and the Candy Planet business, the Company has established a new administrative group, Toymax Enterprises, which is comprised of GFK, the Candy Planet unit, Monogram and Funnoodle.

    The Company has generated net profits in three out of its last four fiscal years. For the fiscal year ended March 31, 2000, Toymax had net sales of $139.0 million and a net loss of $1.9 million compared to net sales of $107.2 million and net income of $8.6 million in fiscal 1999, an increase of 29.7% in net sales and a decrease of 122.1% in net income. The net sales increase was primarily due to a combination of the launching of several new toy product lines, the continued success of the Mighty Mo's vehicle line, Candy Planet's successful Pokemon license and the impact of the Company's recent acquisitions partially offset by the expected decrease of Laser Challenge and Spice Girls-TM- products, as well as the discontinuance of several product lines. Net income was negatively impacted primarily by losses in the promotional toy operations, lower gross margins and higher expenses due to lower than expected sales of some products, including the Company's WWF Digital Camera, as well as the recall and exchange of the Arcadia-TM- Electronic Skeet Shoot game system cartridges.

    The Company has a worldwide web site (http://www.toymax.com) on the Internet, which provides information about the Company and its products. The site also contains games, contests, a store locator, a strictly monitored kid's chat area and hotlinks to affiliated web sites, such as those of licensors, industry related and financial institutions.

    The Company believes it is well positioned for future growth and a return to profitability. The key elements of the Company's growth strategy are to:
(i) penetrate new markets, by product and customer expansion and diversification; (ii) smooth its revenue stream throughout the year, by adding non-promotional items to its product portfolio; (iii) extend existing core brands; (iv) develop new core product categories and (v) continue to license recognized brand names such as Disney-C-, Jeep-Registered Trademark-, Chevrolet-Registered Trademark-, Mercedes-Benz-Registered Trademark-, Scooby-Doo-Registered Trademark-, Coca-Cola-TM-, Crayola-Registered Trademark-, Pokemon,
Humvee-Registered Trademark- and World Wrestling Federation and Loony Tunes.

INDUSTRY AND COMPETITION

    The Company competes in several industries, with toys representing the largest portion. The majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively lower than in the U.S. The largest foreign manufacturing market is the People's Republic of China ("PRC"), followed by Japan and Taiwan. Such operations require greater lead times than domestic manufacturing operations and also result in greater shipping costs, particularly for larger toys. The design, production and sale of toy products in the U.S. and throughout most of the world are subject to various regulations.

    Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the U.S. which sell toys and games. These outlets include: mass merchandisers, small independent toy stores, gift and novelty shops, warehouse clubs, e-retailers and mail order catalogs. Despite the broad number of toy outlets, retail toy sales have been increasingly generated by a small number of large chains, such as Toys "R" Us, Wal-Mart, Kay-Bee, Kmart and Target. Despite this consolidation in recent years, both at the retail and manufacturing level, many small and mid-sized companies continue to compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products. This has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. Such consolidation may have a negative effect on small and mid-sized toy companies, such as the Company, to compete.

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

    The Company chose to expand into new leisure product categories in order to decrease reliance on the highly competitive toy industry. In this regard the Company acquired GFK, Monogram and Funnoodle and formed Candy Planet.

    GFK competes in the kite, flag/windsock and lawn ornament markets in which it is estimated to have a large share. There are numerous specialty kite manufacturers, which are characterized by very small volume and higher pricing. Monogram competes in the gift, novelty and souvenir industry. The market for products based on licensed entertainment characters, Monogram's primary business, is dominated by a few companies. Funnoodle competes primarily in the water and pool toy market, in which it is a leader. Candy Planet competes primarily in the highly competitive domestic candy business. Its main competitors are manufacturers of bar candy and candy of the type sold in variety, grocery and convenience stores. In addition to traditional toy industry distribution, Yaboom products are sold in a variety of specialty music and entertainment driven venues.

SEASONALITY AND BACKLOG

    Sales of toy products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. The Company has taken steps to reduce its dependence on these highly seasonal products, including the acquisitions of GFK and Funnoodle, which are largely sold in the first and second calendar quarters. Sales of Monogram and Candy Planet products are less seasonal than the other product lines. While the Company has taken these steps to level sales over the entire year, sales are expected to be heavily influenced by the seasonality of the Company's toy products.

    The result of these seasonal patterns is that operating results and demand for working capital vary significantly by quarter and net losses may be expected in the first and last quarters of the fiscal year for the foreseeable future. Orders placed with the Company for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes the Company to believe that backlog may not be an accurate indicator of the Company's future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

PRODUCTS

    The Company's existing product lines and calendar 2000 product introductions and extensions fall into nine categories: Action Toys, Spring/Summer, Children's Activity Toys, Entertainment Based, Girls' Toys, Vehicles, Electronics, Candy, and Gift/Novelty/Souvenir.

    ACTION TOYS

    The Laser Challenge brand was introduced in 1996, and continues to be the top-selling laser game. The Laser Challenge system uses an advanced infrared light technology, which is effective at longer firing distances than competing systems. The Company continues to redesign and extend the Laser Challenge brand, a strategy, which supports the Company's expectation that Laser Challenge will be marketed over a long period of time. In fiscal 2000, the basic Laser Challenge Blaster and Vest system was restyled and repackaged, and the Laser Challenge Radar Extreme System was introduced. The Radar Extreme system includes electroluminescent scoring lights, a built-in warning system which indicates when a player is in another player's sight, and a lock-out which prevents players on the same team from scoring on one another. The Radar Extreme System was packaged in a "try-me" box to encourage sampling at the retail level. In fiscal 2001, Laser Challenge Gotcha!, featuring new reload and multi-hit functions, is being launched.

    SPRING/SUMMER

    The Company entered the Spring/Summer seasonal business in fiscal 1999 with the acquisition of GFK, whose product line includes youth and adult kites and a wide array of decorative flags, windsocks, door banners, mini flags and WindWheels colorful lawn ornaments. In fiscal 2000, the Company expanded its seasonal offerings in this category with the acquisition of the Funnoodle product line. Funnoodle is a highly recognized brand of pool and recreational products. The product line's most visible item, the basic Funnoodle, is a 5-foot long, brightly colored, floating foam tube that has been one of the best selling summer toys in the U.S. since its introduction in 1994. The Funnoodle product line continues to be expanded with the introduction of products such as pool floats, swim rings, lawn sprinklers, and tumbling and exercise mats.

    CHILDREN'S ACTIVITY TOYS

    The Company has historically been a significant factor in Children's Activity Toys and is reestablishing itself with the re-introduction of the Creepy Crawlers-Registered Trademark- line, consisting of a restyled Bug Maker oven, molds and redesigned easy-grip Plasti-Goop-TM- Compound bottles. The Company is also introducing a line of Incredible Edibles-Registered Trademark-products to make gummi characters, fruity roll-ups and other novel candy items. For fiscal 2001, the Creative Corner-TM- brand will include a pottery wheel, rock tumbler and spin art.

    ENTERTAINMENT BASED

    In fiscal 2000, the Company and a private investor formed Yaboom Ltd., a joint venture in which each holds a 50% equity stake. Yaboom markets entertainment based products such as singing dolls with interchangeable cartridges. Using innovative technology, the Yaboom dolls are able to play complete songs, not abbreviated cuts. In fiscal 2000, the Yaboom joint venture launched MCD-TM- key chains, collectible miniature CD "crystal cases" which play a complete song utilizing proprietary compression technology. Yaboom has license agreements with a number of the top popular entertainers including Britney Spears, Christine Aguilera, Ricky Martin and 'N Synch. In fiscal 2001, Yaboom will continue to introduce new dolls as well as new cartridges featuring current songs with doll outfits for existing product and will release additional songs in the MCD format.

    GIRLS' TOYS

    Recognizing an opportunity in the Special Feature Doll category, the Company has introduced Magic Sing Along Suzy-TM-. Suzy is a 16" interactive karoake doll and microphone; she and a child can alternate singing any part of six classic children's songs. The Company's Girls' Toys product line also includes the Girl's Best Friends Club-TM-, a line of electronics, stationery and craft lifestyle products, and Talking Tina-Registered Trademark- dolls, which incorporate speech and are interactive with one another, and soft furniture which fits any 11 1/2" fashion doll.

    VEHICLES

    The Company introduced the Mighty Mo's brand of innovative vehicles late in fiscal 1998. The first product utilized an infrared "key chain controller" to activate these light, sound and motion vehicles. The Mighty Mo's Infrared Vehicles, which are marketed in a patented "try me" package, have been ranked first in unit sales in their Toy Retail Sales Tracking System ("TRSTS") category every month since their introduction. In fiscal 2000, the Mighty Mo's Infrared Vehicles category was extended to include specialty vehicles such as Skidz 180s and Wheelies stunt vehicles; this category will expand further in fiscal 2001 to include Chute Poppers and Low Riders. Also new to the Mighty Mo's brand are 7" and 12" light and sound vehicles, featuring axle switch activated alarm, light and engine sound functions; 1/43 scale die cast key remote light and sound vehicles and Lady Cruiser Infrared Vehicles designed especially for girls. The Might Mo's Monster Trucks, a line of flywheel powered endurance vehicles, continues to be the #1 product in the "Other Powered" category according to TRSTS. The Company currently has license arrangements to produce Mighty Mo's versions of Chevrolet, Jeep, Dodge-Registered Trademark-, Mercedes, BMW-Registered Trademark-, Porsche-Registered Trademark-,
Pontiac-Registered Trademark-, Oldsmobile-Registered Trademark-, Humvee and Ford-Registered Trademark- styles.

    In fiscal 2000, the Company introduced Starter Up Steve, a pre-school battery operated programmable pick-up truck with moving eyes and mouth and speech capability. Starter Up Steve will recall and perform up to 32 consecutive commands. In fiscal 2001, the Starter Up brand is being expanded to include programmable Jimmy the Jumbo Jet along with Starter Up Dave, a programmable playset with moving eyes and mouth, speech, five different play areas and two free-wheeling vehicles. The Starter Up brand also includes a line of mini vehicles with moving eyes and mouth, speech and motorized action.

    In fiscal 2001, the Company identified an opportunity in the radio controlled ("RC") vehicle business and is introducing Dragonfly, an RC vehicle with X-Tech Wing Technology which morphs on the run, allowing Dragonfly to fit through tight spaces and to perform a series of exciting stunts.

    ELECTRONICS

    The Company has significantly expanded its presence in the Electronics segment of the industry. The Arcadia Electronic Skeet Shoot, first introduced in fiscal 1999 and line extended in fiscal 2000 with a license for Deer Hunter-TM-, the popular CD-ROM game ranked third in its category based upon dollar sales, according to year-end 1999 TRSTS. In fiscal 2000, the Company introduced R.A.D.-TM- 2.0, an evolved version of the R.A.D. Robot; a technologically advanced high performance all terrain radio controlled articulated robot. In fiscal 2001, the Company is introducing TV Games, a palm sized controller that plugs directly into a television set, and includes 10 classic video games licensed from Activision. The controller is completely portable and does not require a console.

    The Company's line will continue to include a range of handheld electronic learning aids based upon leading educational and children's CD-ROM software. The Company has license agreements with Knowledge Adventure for the Jumpstart brand, with Davidson for the Blaster brand and with Humongous Entertainment for their Putt-Putt-Registered Trademark- and Freddi Fish-TM- characters.

    CANDY

    Under a licensing agreement with Nintendo of America, Inc., the Company's Candy Planet division introduced a line of interactive candy in fiscal 2000 based upon the extremely popular Pokemon property. The line included fruit treats, novelty gum, tube toppers, twist pops, compressed tablets in Pokeballs and other products. The Company also marketed a diversified line of candy products based upon stars from the World Wrestling Federation, under license from Titan Sports Inc. In fiscal 2001, the company will introduce Dragon Ball Z-Registered Trademark- interactive candy, licensed from Funimation Inc., as well as a line of unique and exclusive branded items, which includes Candy Foam-TM- and Sour Swirls-TM-.

    GIFT/NOVELTY/SOUVENIR

    The Company's acquisition of Monogram marked its entrance into the gift/novelty/souvenir category. Monogram's gift and children's leisure product lines include plastic, die-cast, plush and action toys, key chains, drinkware, stationery and desk accessories and are marketed to souvenir and gift shops, distributors, department stores and food and drug chains. Promotional and private label specialty products are marketed to major theme parks, resorts and corporate customers. Monogram has recently introduced themed drinkware, key rings and plush characters based upon Disney's newest animated adventure, DINOSAUR, and in fiscal 2001 will add product based on newly acquired licenses featuring characters from Scooby-Doo-Registered Trademark- and 102 Dalmatians.

PRODUCT DESIGN AND DEVELOPMENT

    The Company has built a knowledgeable in-house product development team and a network of independent designers to create new products. Employees in the Marketing and Research and Development departments coordinate efforts to design and develop the majority of the Company's toy, candy and souvenir gift concepts and innovative new product lines. Current technologies have been utilized to redesign, redevelop and extend major brands and products from the past, E.G. Creepy Crawlers. GFK strives to maintain a product line that displays cutting edge graphics and reflects current cultural trends. Funnoodle has sought to develop new products largely by applying extruded foam manufacturing techniques and designs to traditionally successful products. The success of the Company is dependent on its ability to continue these activities. Total Company-sponsored research and development expenses for fiscal 1998, 1999 and 2000 were $2.9 million, $2.6 million and $5.2 million, respectively.

    The Company continually evaluates new product ideas generated by a number of outside designers to maintain access to a wide range of development talent. When a product is developed based on the idea presented by an independent designer, the Company enters into a royalty agreement with the designer.

LICENSING

    Licensing is a major influence on the leisure products industry affecting virtually all product categories. Although historically the Company has not significantly relied on entertainment-related licenses, the Company has marketed and continues to market products based on licensed popular characters and trademarks from major entertainment companies and other widely known corporate trademarks. This allows the Company to benefit from pre-existing awareness of a character or brand and from the marketing efforts and prior goodwill attached to it. A principal licensor is The Walt Disney Company, which licenses many of its characters and entertainment properties for use on the Company's products. The Company has also entered into license agreements with, among others: Warner Bros., Coca-Cola-TM-, The Wizard Works for a Deer Hunter license, Nintendo of America, Inc. for a Pokemon license, as well as with many of the world's leading auto makers for use of their most popular model names on the Company's Mighty Mo's vehicle line.

    In return for the use of the licensed character or brand name, the Company typically pays licensing fees based upon net sales from products marketed under the subject license. Furthermore, the acquisition of a license generally involves the payment of non-refundable minimum royalty payments.

SALES AND DISTRIBUTION

    The Company operates in two reporting segments: Toymax Brands (primarily consisting of sales activities conducted through Toymax Inc. ("TMI") and Toymax (H.K.) Limited ("THK")) and Toymax Enterprises (consisting of GFK, Monogram, Funnoodle and Candy Planet).

    Sales conducted by TMI consist of sales of the Company's promotional product lines to primarily U.S. customers pursuant to customer purchase orders. Customers purchasing products on this basis include Toys "R" Us, Kay-Bee Toys, Costco Wholesale, Wal-Mart Stores, Inc., Ames Department Stores and Target Stores, Inc. Sales conducted by THK consist of sales on a free on board ("FOB") Hong Kong Special Administrative Region of the People's Republic of China ("HONG KONG") basis which are generally based on letters of credit, and include sales of primarily lower priced basic products to U.S. and international retailers including Toys "R" Us International, Index (U.K.), Wal-Mart (Canada) and sales of the Company's promotional product lines to approximately 48 international distributors.

    Candy Planet, Monogram, Funnoodle and GFK sales are made primarily to U.S. customers, on standard credit terms, pursuant to customer purchase orders. Sales conducted by Candy Planet and GFK are on a COD, prepaid or credit card basis for those customers who do not qualify for credit terms. Extended credit terms are periodically offered to qualifying customers. To a lesser extent, the GFK, Monogram and Candy Planet operations sell to customers internationally. These international customers generally purchase products utilizing a direct letter of credit and shipments are made directly from the overseas factory on a FOB Hong Kong basis.

    The Company's products are sold in over 45 countries around the world. The following table depicts the Company's net sales in these two segments for the last three fiscal years and includes GFK sales since December 1998, Candy Planet sales since February 1999, Monogram sales since May 1999 and Funnoodle sales since November 1999:

                                                          FISCAL YEAR
                                                 ------------------------------
SALES                                              1998       1999       2000
-----                                            --------   --------   --------
                                                         (IN THOUSANDS)
Toymax Brands..................................  $99,329    $102,065   $ 90,695
Toymax Enterprises.............................       --       5,113     48,290
                                                 -------    --------   --------
  Net Sales....................................  $99,329    $107,178   $138,985
                                                 =======    ========   ========

    TOYMAX BRANDS SALES. This segment's U.S. sales activities are conducted through its nationwide network of independent sales representatives, an in-house sales staff and, with respect to certain major accounts, by senior management. Comprised of more than 34 sales executives and three sales organizations at March 31, 2000, this sales network maintains close customer relationships, develops new accounts and presents new products to its established customers. The Company's leading U.S. customers (not including THK sales to the U.S.) include major toy retailers, mass merchandisers, department stores and catalog companies. TMI sales constituted 76.8%, 63.4% and 43.5% of consolidated net sales in fiscal 1998, 1999 and 2000, respectively.

    THK sales are comprised of sales to international retailers and distributors and to certain U.S. retailers. Such sales are conducted on a FOB Hong Kong basis and generally require the opening of a letter of credit. Since its inception in 1990, Toymax has emphasized international sales, and today Toymax's products are sold in over 45 countries worldwide. The Company's international sales network consists of approximately 48 international distributors and eight international sales representative organizations. In fiscal 1998, 1999 and 2000, Toymax HK sales accounted for 23.2%, 31.9% and 21.7% of net sales, respectively.

    TOYMAX ENTERPRISES SALES. GFK sales are comprised primarily of sales to kite stores, hobby stores, gift, specialty and bookstores and toy stores. Products are also distributed by mail order catalogs, such as L.L. Bean and Land's End, sporting goods stores, and other mass-market retailers. In addition to its in-house sales and customer service staff, GFK employs a network of 15 outside sales representatives. GFK products are currently sold to over 20,000 customers.

    Candy Planet sales are comprised primarily of sales to mass merchandisers, supermarkets, drug store chains, convenience stores and food distributors. Sales activities are conducted through independent sales representatives, food chain brokers, an in-house sales staff and, with respect to certain major accounts, by senior management.

    Monogram's products are sold to gift, souvenir, and department stores through a nationwide network of about 240 independent sales representatives managed by an in-house sales staff, and are sold on a direct basis to resorts, theme parks, casinos, corporations, and mass merchandisers, including both Disney and Warner Brothers retail outlets.

    Funnoodle products are sold through the in-house sales staff of the prior owner under a servicing agreement and a network of sales representative organizations primarily to the largest mass market chains in the U.S. Historically, domestic sales have accounted for substantially all of Funnoodle's sales.

CUSTOMERS

    Only Toys "R" Us and Wal-Mart each accounted for more than 10% of invoiced sales during fiscal 2000.

MARKETING

    The Company employs a variety of methods to market its new and existing products. New toys, existing toys and line extensions are marketed primarily by members of the Company's executive and sales management at the Company's showrooms in Hong Kong, New York and Dallas during major international toy shows. The Company is also represented at additional toy and gift shows as well as candy shows both domestically and internationally.

    Product packaging and placement is a large part of the Company's overall marketing strategy. The Company's products are sold in brightly colored, eye-catching packages with strong brand identity. All packaging must meet strict guidelines for communication effectiveness and for its ability to stand out from the competitive clutter. The Company utilizes "try me" packaging whenever possible. Furthermore, the Company seeks prime shelf space (including end caps and "power walls") in the stores of its major retail customers. The Company also employs traditional marketing methods such as couponing and in-store demonstrations adjacent to its toy products.

    The Company currently allocates a significant portion of its marketing resources to television advertising, which it believes is the most cost-effective way to reach its primary target audience of children. The commercials are run on national television and in local spot television markets to support the promotional efforts and distribution patterns of its key retailers. The Company uses other media, such as print, on-line and non-directed television, when appropriate.

    The Company's GFK subsidiary primarily markets its products through its annual catalogs. GFK's, Monogram's and Funnoodle's other marketing channels include trade shows, seasonal brochures, advertisements in trade magazines, personal sales calls, co-op advertising and telemarketing.

PURCHASING AND MANUFACTURING

    TMI and THK currently contract for all their manufacturing requirements. Management believes that this practice provides the Company with the most efficient use of its capital at this time. Tai Nam Industrial Company Limited ("TAI NAM"), which is based in Hong Kong, serves as the Company's purchasing agent for its core toy business pursuant to an agency agreement, (THE "AGENCY AGREEMENT") dated April 1, 1997, as amended, between Tai Nam and TMI. Tai Nam is owned by David Chu, the Chairman and a principal stockholder of the Company. As the Company's purchasing agent, Tai Nam arranges for the manufacturing of the Company's products based on purchase orders placed with Tai Nam by the Company. In addition, Tai Nam handles all shipping documents, letters of credit, bills and payments, serves as liaison with other vendors and performs quality control functions. For these services, Tai Nam receives an agency fee of 7% of the gross invoiced value of products purchased by the Company. Pursuant to the Agency Agreement, Toymax purchases products from Tai Nam at Yantian (PRC) FOB prices. The Company pays all expenses associated with the making of molds for new products. Pursuant to the Agency Agreement, the Company owns the tooling and molds for its products. The term of the Agency Agreement expires on March 31, 2001.

    The Company believes that it has a favorable marketer-supplier relationship with Tai Nam. Prior to the formation of Toymax in 1990, Steven Lebensfeld, Chief Executive Officer of the Company, and Harvey Goldberg, the President of the Company, each had a marketer-supplier relationship with Tai Nam. The Company believes that the price, quality of merchandise, reliability, and the ability of Tai Nam to meet the Company's timing requirements for delivery have been comparable to, if not better than, those available from unaffiliated third parties and those which are customary in the industry.

    As purchasing agent, Tai Nam arranges for the manufacturing of the Company's toy products based on purchase orders placed with Tai Nam by the Company. The majority of such products have been and are currently manufactured by Jauntiway Investments Limited ("JAUNTIWAY"). Jauntiway is an OEM toy manufacturer with two ISO certified manufacturing facilities in the southern portion of the PRC. Jauntiway is also owned by Mr. Chu. The Company entered into a manufacturing agreement with Tai Nam and Jauntiway dated September 22, 1997. This agreement contains standard manufacturing terms as well as providing that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders. The term of the manufacturing agreement expires on March 31, 2001.

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

    The basic raw materials used by Jauntiway in manufacturing the Company's toy products are petrochemical resin derivatives. Integrated circuits ("IC'S") have also become an important component of the Company's technologically advanced toys. Costs of petrochemical derivatives and IC's are affected by demand and supply as well as the value of the U. S. dollar in relation to foreign currencies, and have been subject to volatility in recent years. There can be no assurance as to the timing or extent to which the Company will be able to pass on any raw material or component price increases to its customers.

    In addition, a large portion of Jauntiway's petrochemical derivates and IC's are imported from Taiwan via Hong Kong. Any disruption of trade between Taiwan and the PRC may have a significant adverse effect on Jauntiway's operations and therefore could have a significant adverse effect on the Company's results of operations.

    GFK utilizes four manufacturers, three in the PRC and one in Taiwan, to make approximately 85% of its products, based upon the company's product specifications. Manufacturing commitments are made on a purchase order basis. GFK typically has an annual agreement with each supplier, which is cancelable at any time. The suppliers are paid on a letter of credit basis, sometimes with terms, or occasionally in cash or on terms without a letter of credit.

    Candy Planet contracts for all of its manufacturing requirements and currently utilizes manufacturers located in the U.S., Canada, Mexico, Belgium, Spain, Hong Kong and the PRC to produce its candy products and components. Tai Nam acts as its agent in Hong Kong for products produced in the PRC. Manufacturing commitments are made on a purchase order basis. Suppliers are primarily paid in cash or on terms without a letter of credit.

    While Monogram manufactures some of its products at its facilities in Largo, Florida, the majority of work is outsourced to selected factories in the Orient, including Jauntiway. Purchasing is handled by an in-house purchasing staff and Tai Nam, which serves as a purchasing agent pursuant to an agency agreement, dated March 30, 2000. For its services, Tai Nam receives an agency fee of 7% of the gross invoiced value of products purchased by Monogram. Pursuant to the agency agreement, Monogram purchases products from Tai Nam at FOB Hong Kong prices. The term of the agency agreement expires on March 31, 2001.

    The bulk of Funnoodle's products are manufactured through an exclusive outsourcing arrangement with a single manufacturer. This arrangement allows the Company to minimize capital investments in tools and fixtures, reduces the Company's working capital requirements and eliminates the need for warehousing facilities. The remainder of Funnoodle's products are manufactured through outsourcing arrangements with various other contract manufacturers.

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

    The Company is not required by the U.S. government to obtain any quality or safety approvals prior to sales in the U.S. However, prior to shipment, the Company's products are tested by independent laboratories on behalf of the Company and major retailers. The Company, however, is required to have and has obtained European Community (CE) approval, Europe's toy safety standard, for its products sold in Europe.

    Candy Planet's products are subject to inspection by the Food and Drug Administration and various other governmental agencies, and must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.

    The Company's advertising is subject to the Children's Television Act of 1990 and the rules promulgated by the United States Federal Communications Commission as well as the laws of certain countries that place certain limitations on television commercials during children's programming. The Company is subject to various other federal, state and local laws and regulations applicable to its business and believes that it is in substantial compliance with these laws and regulations.

TARIFFS AND DUTIES

    In December 1994, the U.S. approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated effective January 1, 1995 from products manufactured in all Most Favored Nation ("MFN") countries (including the PRC). The imposition or increases in quotas, duties, tariffs or other changes or trade restrictions, which may be imposed in the future, would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status were revoked. As a result of continuing concerns in the U.S. Congress regarding the PRC's human rights policies and disputes regarding the PRC's trade policies, there has been, and may be in the future, opposition to the annual extension of permanent-normal-trade-relation status ("PNTR") for the PRC. The loss of MFN status for the PRC would result in substantial duties on the cost of toy, candy and kite related products manufactured in the PRC and imported into the United States. However, in recent months, for the first time, there has been a major effort in the U.S. Congress to pass legislation that would make permanent the PRC's PNTR status in return for the country's expected accession to the World Trade Organization. In May 2000, the U.S. House of Representatives voted to give the PRC permanent normal trading privileges. The U.S. Senate is expected to consider the measure within the next few months.

    In addition, several of the Company's operations and its primary agent, Tai Nam, are based in Hong Kong, until recently a British Crown Colony. On July 1, 1997, sovereignty of Hong Kong reverted back to the PRC. To date, this change has not impacted the Company's business.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

    The Company owns or controls numerous patents and trademarks, which limit the ability of third parties to directly compete with the Company in its major brands. Key patents cover the Creepy Crawlers Workshop and the Creature Creator ovens, as well as aspects of the Laser Challenge system and infrared remote control vehicles. Key trademarks include Creepy Crawlers, Plasti-Goop, Laser Challenge, Arcadia,

Mighty Mo's-TM-, R.A.D., Funnoodle, WindWheels and WindDesigns-TM-. The Company has patents pending with regard to the Mighty Mo's product line.

    Certain of the Company's product lines also incorporate concepts or technologies created by outside designers, some of which are patented. In addition, many of the Company's products incorporate intellectual property rights, such as characters or brand names, that are proprietary to third parties. The Company typically enters into a license agreement to acquire the rights to the concepts, technologies or other rights for use with the Company's products. These license agreements typically provide for the retention of ownership of the technology, concepts or other intellectual property by the licensor and the payment of a royalty to the licensor. Such royalty payments generally are based on the net sales of the licensed product for the duration of the license and, depending on the revenues generated from the sale of the licensed product, may be substantial. In addition, such agreements often provide for an advance payment of royalties and may require the Company to guarantee payment of a minimum level of royalties that may exceed the actual royalties generated from net sales of the licensed product. Some of these agreements have fixed terms and may need to be renewed or renegotiated prior to their expiration in order for the Company to continue to sell the licensed product.

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

EMPLOYEES

    At March 31, 2000, the Company had 193 employees, of which 174 were full time. The Company is not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

    The Company leases approximately 27,000 square feet of space in Plainview, New York for its corporate offices. The lease has an annual rental obligation, which ranges from $451,749 in the third year to $493,638 in the sixth year, followed by a decrease to $445,941 in the seventh year. This lease expires on April 30, 2004.

    In addition, the Company leases approximately 14,546 square feet of space at the Toy Center, 200 Fifth Avenue, New York, New York, to house its New York City Showroom facility. This lease has an annual base rental obligation, which ranges from $400,020 during the first three years to $443,664 in years seven through ten. This lease expires on April 30, 2010.

    The Company leases approximately 906 square feet of space at the World Trade Center in Dallas, Texas, which it uses as showroom facilities. The monthly rent under this lease ranges from $982 in the first year to $1,041 in the third year. This lease expires on November 30, 2002.

    The Company leases 2,400 square feet of space in Plainview, New York, which it uses as warehouse and office space. This lease has an annual rent obligation of $21,240 in the first year, $21,840 in the second year and $22,440 in the optional third year. The lease expires on January 31, 2002 with an option to renew for one additional year.

    The Company leases approximately 4,754 square feet of space in Kowloon, Hong Kong, which it uses as showroom facilities. The annual rent under this lease is approximately $121,771. The lease expires on October 31, 2001.

    The Company leases two buildings in East Haddam, Connecticut, one building containing 21,400 square feet of office and warehouse space and a second building containing 2,400 square feet of warehouse space. The annual rent under this lease is $66,288. The first renewal term of the lease expires on December 31, 2000. The Company has the right, at its option, to renew the lease for terms totaling six additional years.

    The Company leases three buildings in Largo, Florida, containing approximately 50,000 square feet of manufacturing, warehousing and office space. The lease has a rental obligation, which ranges from $204,310 in the second year, which ends September 3, 2000, to $216,812 in the fifth and final year. The lease expires on September 3, 2003.

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

    In April 1997, Link Group International, a developer of toy games, filed a complaint against the Company in the United States District Court for the District of Connecticut, alleging breach of express and implied contracts, unjust enrichment, misappropriation, conversion and tortious interference with contract. The claims against the Company are unjust enrichment, fraud, promissory estoppel, misappropriation and conversion, violation of the Connecticut Unfair Trade Practices Act and violation of the Uniform Trade Secrets Act. The plaintiff seeks monetary damages representing the greater of disgorgement of profit or royalties on past Laser Challenge sales, royalties on additional Laser Challenge sales, the lost goodwill and punitive damages. The Company intends to continue to defend the action vigorously and does not believe that it will have a material adverse effect on the Company's financial position or results of operations; however, there can be no assurance of the outcome.

    The Company has been notified by the Internal Revenue Service concerning a pending examination covering tax years 1993, 1994, 1995 and 1996. As of the date of this Form 10-K, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact, if any, on the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Since October 20, 1997, the Company's Common Stock has been trading on the NASDAQ National Market System under the symbol "TMAX." The following table sets forth the high and low closing sales prices of the Company's Common Stock in each of the following quarters as reported by NASDAQ:

                                                                  PRICE RANGE OF
                                                                   COMMON STOCK
                                                              ----------------------
                                                                HIGH          LOW
                                                              --------      --------
FISCAL 1999:
  First Quarter.............................................    8.75          6.63
  Second Quarter............................................    7.38          4.63
  Third Quarter.............................................    7.25          4.25
  Fourth Quarter............................................    7.50          5.13
FISCAL 2000:
  First Quarter.............................................    7.19          5.00
  Second Quarter............................................   13.88          4.88
  Third Quarter.............................................    9.94          4.69
  Fourth Quarter............................................    5.25          3.38

    As of February 29, 2000 the number of holders of record of Common Stock was approximately 2,616.

DIVIDEND POLICY

    Prior to its initial public offering, the Company declared dividends to its stockholders in 1993, 1994 and 1995. The Company currently intends to retain earnings, if any, to finance the development and expansion of its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. Certain provisions of the Company's credit facilities limit the payment of dividends. In deciding whether or not to declare or pay dividends in the future, the Board of Directors will consider all relevant factors, including the Company's ability to generate earnings, need for capital, overall financial condition and any restrictions contained in any then existing financing or other agreements.

STOCK REPURCHASE PROGRAM

    In May 1999, the Company announced that its Board of Directors had approved the repurchase of up to $2.0 million of Toymax common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. The Company's credit facilities restrict it from purchasing shares of its capital stock in excess of $2.0 million during any fiscal year. As of June 26, 2000, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,889.

WARRANTS

    As of August 25, 1999, the underwriters provided notice of the exercise of 106,105 warrants, issued in conjunction with the Company's initial public offering, on a cashless basis. The exercise price was $10.20 per share and resulted in the issuance of an additional 28,108 shares of the Company's common stock.

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

                                                       FISCAL YEARS ENDED MARCH 31,
                                        -----------------------------------------------------------
                                          1996        1997        1998         1999         2000
                                        ---------   ---------   ---------   ----------   ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.............................  $  43,622   $  54,683   $  99,329   $  107,178   $  138,985
Cost of goods sold....................     30,601      33,837      54,971       64,797       89,623
                                        ---------   ---------   ---------   ----------   ----------
Gross profit..........................     13,021      20,846      44,358       42,381       49,362
Selling and administrative expenses...     24,641      18,026      28,166       31,329       52,734
                                        ---------   ---------   ---------   ----------   ----------
Operating income (loss)...............    (11,620)      2,820      16,192       11,052       (3,372)
Other income (expense), net...........        300         240        (507)        (201)         534
Interest income (expense), net........       (738)       (394)       (212)         985         (786)
                                        ---------   ---------   ---------   ----------   ----------
Income (loss) before income taxes.....    (12,058)      2,666      15,473       11,836       (3,624)
Income tax expense (benefit)..........     (2,254)       (681)      4,133        3,220       (1,723)
                                        ---------   ---------   ---------   ----------   ----------
Net income (loss).....................  $  (9,804)  $   3,347   $  11,340   $    8,616   $   (1,901)
                                        =========   =========   =========   ==========   ==========

Basic and diluted earnings (loss) per
  share...............................  $   (1.31)  $     .45   $    1.28   $     0.81   $    (0.18)
                                        =========   =========   =========   ==========   ==========

Cash dividends declared per common
  share...............................  $      --   $      --   $      --   $       --   $       --
                                        =========   =========   =========   ==========   ==========

Basic and diluted average common
  shares outstanding..................  7,500,000   7,500,000   8,847,781   10,605,000   10,596,677

                                                                        MARCH 31,
                                                   ----------------------------------------------------
                                                     1996       1997       1998       1999       2000
                                                   --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)........................  $(6,123)   $(2,135)   $31,755    $30,417     $6,163
Total assets.....................................   22,127     26,278     53,831     62,584     89,073
Short-term debt (including current portion of
  long term debt)................................    4,080      8,485         30         37     14,666
Long-term obligations............................       52          8         47         32         50
Total stockholders' equity (deficit).............   (3,092)       255     34,703     43,319     41,301

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Toymax International, Inc. and its subsidiaries ("TOYMAX" AND THE "COMPANY") is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the United States ("U.S.") and throughout the world. Toymax products promote fun and creative play, and are available under several brands:
Toymax-Registered Trademark- toys, such as R.A.D.-TM- Robot, Mighty Mo's-TM-vehicles, the award-winning Laser Challenge-TM- brand, Starter Up-TM- pre-school vehicles, and a line of licensed educational hand-held electronics under the Jumpstart-TM- and Humongous brands; Funnoodle-Registered Trademark- pool and water toys and accessories; Go Fly a Kite-Registered Trademark- kites, banners and WindWheels-TM-; Candy Planet-TM- candy products; Monogram International gift, novelty and souvenir products; and through its joint venture with Yaboom!, entertainment based toys and electronics.

RESULTS OF OPERATIONS

    The following table sets forth the percentages of net sales of certain income and expense items of the Company for the last three fiscal years:

                                                              PERCENTAGE OF NET SALES
                                                       --------------------------------------
                                                                YEAR ENDED MARCH 31,
                                                       --------------------------------------
                                                         1998           1998           2000
                                                       --------       --------       --------
Net sales.......................................        100.0%         100.0%         100.0%
Cost of goods sold..............................         55.3           60.5           64.5
                                                        -----          -----          -----
Gross profit....................................         44.7           39.5           35.5
Selling and administrative expenses.............         28.4           29.2           37.9
                                                        -----          -----          -----
Operating income (loss).........................         16.3           10.3           (2.4)
Other income (expense), net.....................         (0.5)          (0.2)           0.4
Interest income (expense), net..................         (0.2)           0.9           (0.6)
Provision (benefit)for income taxes.............          4.2            3.0           (1.2)
                                                        -----          -----          -----
Net income (loss)...............................         11.4%           8.0%          (1.4)%
                                                        =====          =====          =====

    FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. ("TMI"), TOYMAX (H.K.) LIMITED ("THK") AND THE COMPANY'S EQUITY INVESTMENT IN YABOOM LIMITED ("YABOOM") ARE REFERRED TO AS TOYMAX BRANDS AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE, INC. ("GFK"), CANDY PLANET, MONOGRAM INTERNATIONAL, INC. ("MONOGRAM") AND THE FUNNOODLE PRODUCT LINE ("FUNNOODLE") ARE REFERRED TO AS TOYMAX ENTERPRISES.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999

    NET SALES. Net sales for fiscal 2000 increased to $139.0 million from $107.2 million in fiscal 1999, an increase of $31.8 million, or 29.7%.

    Net sales of Toymax Brands decreased 11.1% to $90.7 million, or 65.3% of total net sales, from $102.1 million, or 95.2% of total net sales, in fiscal 1999. The decrease in net sales was primarily due to a 57.4% decrease in sales of the Company's Laser Challenge gaming system, the anticipated decrease in sales of the line of Spice Girls-TM- products, and the discontinuance of the Precious Metals-TM- and Metal Molder-TM- product lines. These decreases were partially offset by the introduction of new product lines, such as the Starter Up-TM- brand and the continued strong performance of the Mighty Mo's brand of vehicles.

    Net sales of Toymax Enterprises increased 844.5% to $48.3 million, or 34.7% of total net sales, from $5.1 million, or 4.8% of total net sales, in fiscal 1999. The increase was the result of the acquisitions of

Monogram and Funnoodle in May and November 1999 respectively, the incorporation of a full year's net sales of GFK and Candy Planet's successful Pokemon licensed product.

    GROSS PROFIT. Gross profit for fiscal 2000 increased by $7.0 million, or 16.5%, to $49.4 million, or 35.5% of net sales, from $42.4 million, or 39.5% of net sales, for fiscal 1999.

    The gross profit of Toymax Brands decreased by $11.4 million, or 28.2%, to $28.9 million, or 31.9% of net sales, from $40.3 million, or 39.4% of net sales, for fiscal 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to changes in the Company's product mix, particularly the reduction in sales of the Company's Laser Challenge gaming system and Spice Girls' merchandise, which carried higher gross margins. In addition, gross profit as a percentage of sales was negatively impacted by the high promotion costs stemming from lower than expected retail demand for the Company's WWF Digital Camera, and markdowns, allowances and other costs associated with the recall of Arcadia-TM- Electronic Skeet Shoot game system cartridges.

    The gross profit of Toymax Enterprises increased by $18.4 million, or 866.9%, to $20.5 million, or 42.4% of net sales, from $2.1 million, or 41.4% of net sales, for fiscal 1999. The increase in gross profit was primarily due to the acquisitions of Monogram and Funnoodle in May and November 1999 respectively, the incorporation of a full year's financial results of GFK and Candy Planet's successful Pokemon-TM- license.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 2000 increased by $21.4 million, or 68.3%, to $52.7 million, or 37.9% of net sales, from $31.3 million, or 29.2% of net sales, for fiscal 1999. Selling and administrative expenses of Toymax Brands for fiscal 2000 increased by $4.9 million, or 16.3%, to $35.3 million, or 38.9% of net sales, from $30.3 million, or 29.7% of net sales, for fiscal 1999. The increase in dollars and as a percentage of net sales was mainly attributable to a 16.0% increase in advertising costs to promote Toymax Brands' products and to increased royalties resulting from an increase in the sales of licensed products as well as an increase in research and development costs. Selling and administrative expenses of Toymax Enterprises were $17.4 million, or 36.2% of net sales, reflecting an increase in the amortization of acquisition and license costs related to the acquisitions of Monogram and Funnoodle in May and November 1999 respectively, the incorporation of a full year's operating expenses of GFK and sales and development costs in the Candy Planet division.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income for fiscal 2000 decreased by $14.4 million, or 130.5%, to an operating loss of $3.4 million from operating income of $11.1 million for fiscal 1999. Operating income for Toymax Brands decreased by $16.3 million, or 164.1%, to an operating loss of $6.4 million from operating income of $9.9 million for fiscal 1999. Operating income for Toymax Enterprises increased by $1.9 million, or 168.8%, to $3.0 million from $1.1 million.

    OTHER INCOME (EXPENSE), NET.  Net other income for fiscal 2000 was
$0.5 million, compared to net other expense of $0.2 million in fiscal 1999, an increase in income of $0.7 million. The increase was primarily due to the settlement of an insurance claim and the inclusion of equity income received from the Yaboom joint venture.

    INTEREST INCOME (EXPENSE), NET. Net interest expense for fiscal 2000 was $0.8 million, compared to a net interest income of $1.0 million in fiscal 1999, a decrease of $1.8 million, or 179.7%. The decrease in net interest income was primarily due to the use of working capital funds to finance the Company's acquisitions and operations. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram.

    INCOME (LOSS) BEFORE INCOME TAXES. Income before income taxes for fiscal 2000 decreased by $15.5 million, or 130.6%, to a loss before income taxes of $3.6 million, compared to income before income taxes of $11.8 million for fiscal 1999. Income before income taxes for Toymax Brands decreased by $17.0 million, or 158.4%, to a loss before taxes of $6.3 million, compared to income before taxes of

$10.7 million for fiscal 1999. Toymax Enterprises posted income before income taxes of $2.7 million in fiscal 2000 as compared to income before income taxes of $1.1 million, an increase of 140.4%.

    PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for fiscal 2000 decreased to a benefit of 47.5% from a provision of 27.2% for fiscal 1999. This was primarily a result of the losses before taxes incurred by the U.S. operations, in which the effective tax rate decreased to a benefit of 33.2% in fiscal 2000 from a provision of 43.1% in fiscal 1999. This decrease in effective tax rate was enhanced by the earnings contribution made by the FOB Hong Kong operations which is subject to a lower tax rate on taxable earnings.

    NET INCOME (LOSS). As a result of the foregoing, the net loss for fiscal 2000 decreased to $1.9 million ($0.18 per diluted share) from net income of $8.6 million ($0.81 per diluted share) for fiscal 1999, a decrease of $10.5 million or 122.1% from fiscal 1999.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1998

    NET SALES. Net sales for fiscal 1999 increased to $107.2 million from $99.3 million in fiscal 1998, an increase of $7.9 million, or 7.9%.

    Net sales of Toymax Brands increased 2.8% to $102.1 million, or 95.2% of total net sales from $99.3 million, or 100.0% of total net sales, in fiscal 1998. The increase in net sales was primarily due to a combination of the successful introduction of new product lines including the Arcadia Electronic Skeet Shoot gaming system, the R.A.D. Robot and a line of Spice Girls products, as well as the continued strong performance of the Mighty Mo's vehicle line and Nintendo-Registered Trademark- Mini Classics hand held games. The net decrease in sales of TMI was primarily due to a 53.6% decrease in sales of the Laser Challenge product line in addition to an 81.8% decrease in CyberSplash-TM-, a spring product requiring extensive promotions which was discontinued in fiscal 1999.

    Net sales of Toymax Enterprises were $5.1 million in fiscal 1999 and accounted for 4.8% of total net sales as the result of the formation of Candy Planet and the acquisition of GFK during fiscal 1999.

    GROSS PROFIT. Gross profit for fiscal 1999 decreased by $2.0 million, or 4.5%, to $42.4 million, or 39.5% of net sales, from $44.4 million, or 44.7% of net sales, for fiscal 1998.

    The gross profit of Toymax Brands decreased by $4.1 million, or 9.2%, to $40.3 million, or 39.4% of net sales, from $44.4 million, or 44.7% of net sales, for fiscal 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to changes in the Company's product mix and higher sales promotion costs, including those stemming from lower than expected retail demand for the Company's CyberSplash-TM- product. Additionally, the increased sales of products by THK, which historically carry a lower gross profit, contributed to the decline. The gross profit of Toymax Enterprises was $2.1 million, or 41.4% of net sales in fiscal 1999.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 1999 increased by $3.2 million, or 11.2%, to $31.3 million, or 29.2% of net sales, from $28.2 million, or 28.4% of net sales, for fiscal 1998. Selling and administrative expenses of Toymax Brands for fiscal 1999 increased by $2.2 million, or 7.7%, to $30.3 million, or 29.7% of net sales, from $28.2 million, or 28.4% of net sales, for fiscal 1998. The increase in dollars and as a percentage of net sales was mainly attributable to a $2.5 million, or 28.2%, increase in advertising required to promote multiple new product lines. Selling and administrative expenses of Toymax Enterprises were $1.0 million or 19.6% of net sales.

    OPERATING INCOME. As a result of the foregoing, operating income for fiscal 1999 decreased by $5.1 million, or 31.7%, to $11.1 million from $16.2 million for fiscal 1998. Operating income for Toymax Brands decreased by $6.2 million, or 38.6%, to $10.0 million from $16.2 million for fiscal 1998. Operating income for Toymax Enterprises was $1.1 million.

    OTHER EXPENSE, NET. Other expense, net for fiscal 1999 decreased by $0.3 million or 60.3%, to $0.2 million from $0.5 million for fiscal 1998. Other expense, net for Toymax Brands decreased by $0.3 million or 63.1%, to $0.2 million in fiscal 1999 from $0.5 million in fiscal 1998. The decrease was primarily attributable to a decrease in finance charges resulting from a reduction in the rate charged on factored sales.

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

    INCOME BEFORE INCOME TAXES. Income before income taxes for fiscal 1999 decreased by $3.6 million, or 23.5%, to $11.8 million, compared to income before income taxes of $15.5 million for fiscal 1998. Income before income taxes for Toymax Brands decreased by $4.7 million, or 30.6%, to $10.7 million, compared to income before income taxes of $15.5 million for fiscal 1998. Toymax Enterprises posted income before income taxes of $1.1 million in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During fiscal 2000, cash and cash equivalents decreased $13.9 million to $4.5 million. The Company's operating activities used net cash of $0.4 million, which was primarily due to a net loss of $1.9 million and a net increase in operating assets and liabilities of $2.3 million partially offset by depreciation and amortization of $4.4 million. This net increase in operating assets and liabilities includes a $12.4 million increase in accounts payable and accruals and a $9.6 million increase in due from factor and accounts receivable.

    Investing activities used $23.9 million in net cash including $17.2 million related to the acquisition of Monogram, an additional contingent payment for the acquisition of GFK and the acquisition of the Funnoodle product line. Capital expenditures, principally for the purchase of tooling for new products and equipment, totaled $4.0 million for the fiscal year ended March 31, 2000. The Company made investments in and advances to Yaboom in the amount of $2.7 million. Financing activities provided $10.4 million in net cash primarily due to an increase in the use of the Company's working capital facilities to fund acquisitions and operations.

    In February 1999 the Company's TMI and GFK subsidiaries signed a new credit facility (the "AGREEMENT") with State Street Bank and Trust Company (the "BANK") and Congress Talcott Corporation ("CONGRESS") as collateral agent. Effective April 1, 1999, the rights and obligations of Congress under the Agreement were transferred to The CIT Group/Commercial Services, Inc. ("CIT"). The Agreement provides for a borrowing limit of up to $30.0 million. The first $25.0 million of borrowings are subject to a borrowing base formula of 80% of the factored accounts receivable at either a rate equal to the Bank's U.S. prime rate or LIBOR plus 2.25%. The Company has available to it a borrowing supplement of

$5.0 million at a rate equal to either the Bank's U.S. prime rate or LIBOR plus 2.25%. The Agreement also establishes a letter of credit facility ("L/C") whereby the Company may request issuance of L/C's of up to $2.5 million as part of the overall availability. The entire credit line is secured by TMI's and GFK's factored accounts receivable, inventory and other assets and is guaranteed by Toymax. The Agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of March 31, 2000 the outstanding balance under the Agreement was $11.1 million and borrowing availability was approximately $2.2 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

    In April 1999, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for a borrowing limit of up to approximately $2.3 million and is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of March 31, 2000 there was no outstanding balance under this facility.

    In May 1999, Monogram entered into a credit agreement with SunTrust Bank to provide a $4.0 million revolving line of credit and a term loan with an original principal balance of approximately $0.8 million. The revolving line of credit is secured by substantially all assets of Monogram and is guaranteed by Toymax. Available borrowings against the revolving line of credit are limited to a percentage of eligible accounts receivable and finished goods inventory. Effective January 2, 2000, the credit agreement was renewed and extended through August 1, 2000. As of March 31, 2000, the outstanding balance of the revolver and the term loan was approximately $2.9 million and $0.6 million, respectively. The Company is pursuing alternative financing options to replace the Monogram credit facility upon its expiration.

    Effective April 5, 2000, the Company amended its agreement with Kidpower, Inc., a Tennessee corporation ("KIDPOWER"), to include the provision of advances from Kidpower to suppliers on behalf of Funnoodle of up to $1.0 million through May 15, 2000 as it pursued negotiations to factor and finance Funnoodle. Advances are payable, with interest at 8%, from the collection of Funnoodle accounts receivable. In May 2000, the Company finalized a non-recourse factoring facility with The CIT Group/ Commercial Services
(Asia), Limited (the "FACTOR") to advance up to the lesser of $5.0 million or 80% of eligible accounts receivable. Borrowings against the facility bear interest at the Factor's prime rate.

    The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flows from operations and borrowings under existing and future financing arrangements. The Company expects to finance its longer-term growth primarily with cash flows from operations and with externally generated funds which will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flow from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

    In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.

    On May 27, 1999, newly formed subsidiaries of Toymax acquired substantially all of the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. ("Monogram") and Monogram Products, (H.K.) Limited, a wholly owned subsidiary of Monogram, pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million paid in cash and plus up to $9.0 million payable after the closing if certain contingencies occur. In addition, Monogram's short term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The funds required at closing came out of the working capital of the Company.

    In October 1999, the Company and a private investor formed Yaboom Ltd. The current investment includes $1.5 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom develops, manufactures and markets innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary and the private investor each own fifty percent of Yaboom. The Company accounts for the joint venture using the equity method.

    On November 30, 1999, a wholly-owned subsidiary of the Company acquired certain assets, consisting of the Funnoodle product line of Kidpower, pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a leader in the pool and backyard water recreational products categories. The consideration for the acquisition was approximately
$8.8 million paid in cash to Kidpower, the assumption of certain commitments of the Seller in an amount of approximately $0.5 million, plus up to $7.0 million payable after the closing if certain contingencies occur. The funds required at closing came out of the working capital of the Company.

    In connection with the acquisition, the Company entered into a management services agreement dated November 30, 1999 with Kidpower (the "Kidpower Management Agreement"). Pursuant to the Kidpower Management Agreement, Kidpower will manage the day-to-day operations with respect to the Funnoodle product line. The term of the Kidpower Management Agreement is through November 15, 2002 and the management fee payable to Seller is seven percent (7%) of the cost of all finished goods with respect to the Funnoodle product line.

EURO CONVERSION

    On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a single currency called the Euro. The participating countries adopted the Euro as their common legal currency on that date. The Euro has begun trading on currency exchanges and is available for non-cash transactions.

    The Company deals exclusively in U.S. dollars for all its international sales and as such does not believe that the conversion to the Euro will have a significant impact on its operations.

YEAR 2000 COMPLIANCE

    The Company has updated its internal Management Information Systems to ensure that it will have the capability to manage and manipulate data in the year 2000 and beyond. The Company's information technology ("IT") systems have been substantially updated to be year 2000 compliant. Costs incurred by the Company to date to implement its plan have not been material and are not expected to have a material effect on the Company's financial condition or results of operations. To date, the Company's non-IT systems, which include telephone and alarm systems, fax machines and other miscellaneous systems, have shown to be compliant and have not been affected by the year 2000 issue.

    As of June 2000, the Company has not experienced any material disruption in the transference of data with its major customers and vendors and nothing has come to its attention that would lead the Company to believe that this will not continue into the future. However, any significant disruption in the flow of new products or of the Company's ability to communicate electronically with its customers and suppliers could negatively impact the Company's business, financial condition and results of operations. To that end, the Company has discussed and developed contingency plans with these and other participants in the Company's industry, including suppliers, financial institutions and trading partners, which would be implemented, if in fact they do experience functional or data abnormalities as the result of non-compliance. The Company believes that its reasonably likely worst case scenario would be to revert to manual order processing for orders currently processed through EDI systems and the Company's internal order processing systems.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), as amended, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for transactions entered into after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that the adoption of SFAS 133 will not have any effect on its results of operations and financial position, as it does not use derivative financial instruments.

BARTER TRANSACTION

    In December 1998, the Company entered into an agreement with a broker of media advertising, whereby the Company sold and transferred title to merchandise of the Company having a fair value of approximately $6.6 million in exchange for approximately $8.2 million in trade credits. Based upon the Company's historical use of barter credits in the purchase of its advertising as well as the Company's current advertising budget, the Company has recorded a portion of the asset as a current prepaid asset with the remaining balance recorded as a long-term asset. As of March 31, 2000, the total remaining net asset balance was approximately $6.3 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

INTEREST RATE RISK

    The interest payable on the Company's revolving line-of-credit is variable based on LIBOR and/or the prime rates in the U.S. and Hong Kong, and therefore, affected by changes in market interest rates. The Company does not use derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item is incorporated by reference herein from the Company's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item is incorporated by reference herein from the Company's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference herein from the Company's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference herein from the Company's 2000 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

                                                                      PAGE
                                                                   -----------
1.   FINANCIAL STATEMENTS
     Report of independent certified public accountants..........          F-1
     Consolidated financial statements:
       Balance sheets as of March 31, 1999 and 2000..............          F-2
       Statements of operations for the three years in the period
         ended March 31, 2000....................................          F-3
       Statements of stockholders' equity for the three years in
         the period ended March 31, 2000.........................          F-4
       Statements of cash flows for the three years in the period
       ended March 31, 2000......................................          F-5
       Notes to consolidated financial statements................  F-6 to F-23

2.   FINANCIAL STATEMENT SCHEDULES
       Report of independent certified public accountants on the
         Financial Statement Schedule............................          S-1
       Schedule II--Valuation and Qualifying Accounts for the
         three years in the period ended March 31, 2000..........          S-2

    All other schedules have been omitted because the information to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

3.  EXHIBITS

    The following Exhibits are filed herewith and made a part hereof:

2.1          First Amendment to Asset Purchase Agreement dated April 5,
             2000 between the Company, Funnoodle (H.K.) Limited and
             Kidpower Inc. and James P. O'Rourke.

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

*10.1        Form of 1997 Stock Option Plan.

*10.2        Form of Executive Bonus Plan.

*10.3(a)     Agreement of lease of the Company's offices at 125 E.
             Bethpage Road, Plainview, New York.

****10.3(b)  Amendment to Lease of the Company's offices at 125 E.
             Bethpage Road, Plainview, New York.

10.4         Lease of the Company's showroom at 200 Fifth Avenue, New
             York, New York.

#10.5        Tenancy Agreement between Petergrand Limited and Toymax
             (H.K.) Limited for the Company's showroom at Concordia
             Plaza, No. 1 Science Museum Road, Tsimshatsui East, Kowloon,
             Hong Kong.

*10.6(a) Agency Agreement dated April 1, 1997, between the Company and Tai Nam.

****10.6(b)  Second Amendment to the Agency Agreement dated April 1,
             1999, between the Company and Tai Nam.

***10.7(a)   Credit Facility Agreement dated February 3, 1999 between the
             Company and State Street Bank and Trust Company and Congress
             Talcott Corporation.

*10.8        Security Agreement with State Street dated June 17, 1997.

*10.9(a) Factoring Agreement dated June 4, 1991 between the Company and Congress Talcott Corporation, as amended.

10.9(b)      Amendment to the Collection Factoring Agreement between the
             Company and The CIT Group/Commercial Services, Inc.

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

*10.14       Form of Employment Agreement with Carmine Russo.

**10.15      Form of Employment Agreement with Andrew Stein.

**10.16      Form of Employment Agreement with William A. Johnson, Jr.

*10.17(a)    Form of Manufacturing Agreement between the Company, Tai Nam and Jauntiway.

****10.17(b) Amendment to Manufacturing Agreement dated April 1, 1999, between the Company, Tai Nam and Jauntiway.

*10.18 Form of Amendment to Agency Agreement between the Company and Tai Nam.

#10.19       Management Agreement made as of November 30, 1999, between
             Sun Master Investment Limited and Kidpower, Inc.

10.20        Form of Employment Agreement with Barry Shapiro.

10.21        Agency Agreement dated March 24, 2000, between Monogram
             International Inc., Monogram Products (H.K.) Limited and Tai
             Nam.

10.22 First Addendum to Loan Agreement, dated March 28, 2000, by and among Monogram Acquisition, Inc., Monogram Acquisition
             1, LLC and SunTrust Bank, joined by the Company

10.23 Receivables Servicing Agreement dated, April 28, 2000 between Funnoodle (H.K.) Ltd. and Kidpower, Inc., and The
             CIT Group/Commercial Services, Inc.

21.1         List of Subsidiaries of the Registrant.

27           Financial Data Schedule

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33409).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

****Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

# Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

    (b) Reports on Form 8-K

    A Current Report on Form 8-K/A dated February 11, 2000 was filed by the Company announcing the acquisition of certain assets, consisting of the Funnoodle product line of Kidpower, Inc and includes financial statements, pro forma disclosures and exhibits.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Toymax International, Inc.
                                      (Registrant)


                                                                     /s/ STEVEN A. LEBENSFELD
                                                              --------------------------------------
                                                                       Steven A. Lebensfeld
                                                       By:            CHIEF EXECUTIVE OFFICER

Dated: June 28, 2000

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ DAVID KI KWAN CHU
     -------------------------------------------       Chairman                          June 28, 2000
                  David Ki Kwan Chu

              /s/ STEVEN A. LEBENSFELD
     -------------------------------------------       Chief Executive Officer and       June 28, 2000
                Steven A. Lebensfeld                   Director

                 /s/ HARVEY GOLDBERG
     -------------------------------------------       President and Director            June 28, 2000
                   Harvey Goldberg

             /s/ WILLIAM A. JOHNSON, JR.               Chief Financial Officer and
     -------------------------------------------       Treasurer (Principal Financial    June 28, 2000
               William A. Johnson, Jr.                 and Accounting Officer)

                   /s/ OREN ASHER
     -------------------------------------------       Director                          June 28, 2000
                     Oren Asher

                /s/ PHILIP GARFINKLE
     -------------------------------------------       Director                          June 28, 2000
                  Philip Garfinkle

                 /s/ JOEL M. HANDEL
     -------------------------------------------       Director                          June 28, 2000
                   Joel M. Handel

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
  Toymax International, Inc.

    We have audited the accompanying consolidated balance sheets of Toymax International, Inc. and Subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toymax International, Inc. and Subsidiaries at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

BDO Seidman, LLP
New York, New York
June 19, 2000

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
ASSETS
CURRENT:
  Cash......................................................  $18,469,027   $ 4,543,823
  Due from Factor...........................................   11,899,865    15,147,198
  Accounts receivable, less allowance for possible losses of
    $137,000 and $280,000...................................    3,826,421    12,303,499
  Due from affiliates.......................................           --       387,777
  Inventories...............................................    7,520,655    11,811,119
  Prepaid expenses and other current assets.................    4,870,154     4,405,611
  Income tax refunds receivable.............................    1,034,357     2,877,890
  Deferred income taxes.....................................    2,029,432     2,407,945
                                                              -----------   -----------
      TOTAL CURRENT ASSETS..................................   49,649,911    53,884,862
PROPERTY AND EQUIPMENT, NET.................................    3,376,797     5,872,905
INVESTMENT IN AND ADVANCES TO JOINT VENTURE.................           --     2,314,720
DEFERRED INCOME TAXES.......................................      852,885     1,176,512
GOODWILL, net of amortization of $72,360 and $1,061,754.....    4,269,212    18,879,535
OTHER ASSETS, primarily prepaid advertising.................    4,434,970     6,944,663
                                                              -----------   -----------
                                                              $62,583,775   $89,073,197
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Bank credit facility......................................  $        --   $14,029,044
  Accounts payable..........................................    3,369,127    17,774,774
  Accrued expenses..........................................    5,258,036     6,570,002
  Accrued rebates and allowances............................    6,641,677     5,061,656
  Due to affiliates.........................................    2,553,827     2,388,540
  Current portion of long-term obligations..................       37,199       637,319
  Income taxes payable......................................    1,373,024     1,260,651
                                                              -----------   -----------
      TOTAL CURRENT LIABILITIES.............................   19,232,890    47,721,986
LONG-TERM OBLIGATIONS.......................................       31,577        49,951
                                                              -----------   -----------
      TOTAL LIABILITIES.....................................   19,264,467    47,771,937
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share; 5,000,000
    shares authorized; none outstanding.....................           --            --
  Common stock, par value $.01 per share; 50,000,000 shares
    authorized; 10,605,000 and 10,633,108 shares issued.....      106,050       106,331
  Additional paid-in capital................................   23,059,355    23,120,275
  Retained earnings.........................................   20,169,055    18,267,695
  Treasury stock, 35,000 shares at cost.....................           --      (177,889)
  Accumulated other comprehensive income....................      (15,152)      (15,152)
                                                              -----------   -----------
      TOTAL STOCKHOLDERS' EQUITY............................   43,319,308    41,301,260
                                                              -----------   -----------
                                                              $62,583,775   $89,073,197
                                                              ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------   ------------   ------------
NET SALES...........................................  $99,329,134   $107,178,304   $138,985,354
COSTS AND EXPENSES
  Cost of goods sold................................   54,970,782     64,797,543     89,623,661
  Selling and administrative........................   28,166,366     31,329,216     52,733,458
                                                      -----------   ------------   ------------
                                                       83,137,148     96,126,759    142,357,119
                                                      -----------   ------------   ------------
  OPERATING INCOME (LOSS)...........................   16,191,986     11,051,545     (3,371,765)
                                                      -----------   ------------   ------------
OTHER INCOME (EXPENSES):
  Other income, net.................................      324,864        409,135      1,077,110
  Interest income...................................      449,978      1,102,492        535,330
  Interest expense..................................     (661,524)      (116,526)    (1,321,431)
  Equity in income of joint venture.................           --             --        289,768
  Finance charges...................................     (832,093)      (610,366)      (833,399)
                                                      -----------   ------------   ------------
                                                         (718,775)       784,735       (252,622)
                                                      -----------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)...   15,473,211     11,836,280     (3,624,387)
Income tax expense (benefit)........................    4,133,225      3,219,865     (1,723,027)
                                                      -----------   ------------   ------------
NET INCOME (LOSS)...................................  $11,339,986   $  8,616,415   $ (1,901,360)
                                                      ===========   ============   ============
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:........  $      1.28   $       0.81   $      (0.18)
                                                      ===========   ============   ============
SHARES USED IN COMPUTING BASIC AND DILUTED EARNINGS
  (LOSS) PER SHARE:.................................    8,847,781     10,605,000     10,596,677
                                                      ===========   ============   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                        COMMON STOCK        ADDITIONAL                                  OTHER           TOTAL
                                    ---------------------     PAID-IN      RETAINED     TREASURY    COMPREHENSIVE   STOCKHOLDERS'
THREE YEARS ENDED MARCH 31, 2000      SHARES      AMOUNT      CAPITAL      EARNINGS       STOCK        INCOME          EQUITY
--------------------------------    ----------   --------   -----------   -----------   ---------   -------------   -------------
BALANCE, APRIL 1, 1997............   7,500,000   $ 57,692   $        --   $   212,654   $      --     $(15,152)      $   255,194
Sale of common stock in an initial
  public offering.................   3,105,000     48,358    22,872,355            --          --           --        22,920,713
Net income........................                     --            --    11,339,986                       --        11,339,986
Compensation for shares sold to
  employees below fair value......          --         --       187,000            --          --           --           187,000
                                    ----------   --------   -----------   -----------   ---------     --------       -----------
BALANCE, MARCH 31, 1998...........  10,605,000    106,050    23,059,355    11,552,640          --      (15,152)       34,702,893
Net income........................          --         --            --     8,616,415          --           --         8,616,415
                                    ----------   --------   -----------   -----------   ---------     --------       -----------
BALANCE, MARCH 31, 1999...........  10,605,000    106,050    23,059,355    20,169,055          --      (15,152)       43,319,308
Issuance of common stock purchase
  warrants........................          --         --        61,201            --          --           --            61,201
Issuance of common stock..........      28,108        281          (281)           --          --           --                 0
Purchase of treasury stock........     (35,000)        --            --            --    (177,889)          --          (177,889)
Net loss..........................          --         --            --    (1,901,360)         --           --        (1,901,360)
                                    ----------   --------   -----------   -----------   ---------     --------       -----------
BALANCE, MARCH 31, 2000...........  10,598,108   $106,331   $23,120,275   $18,267,695   $(177,889)    $(15,152)      $41,301,260
                                    ==========   ========   ===========   ===========   =========     ========       ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MARCH 31,
                                                              ----------------------------------------
                                                                 1998          1999           2000
                                                              -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $11,339,986   $ 8,616,415   $ (1,901,360)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................    1,244,806     1,617,246      4,370,271
  Bad debts.................................................      132,292        27,438         53,749
  Equity in unconsolidated joint venture....................           --            --        289,768
  Non-cash compensation.....................................      187,000            --         61,201
  Non-cash revenue--barter credits..........................           --    (6,560,022)      (377,433)
  Loss on disposal and write-off of property and
    equipment...............................................      485,210            --         28,054
  Changes in deferred income taxes..........................   (2,061,981)      244,242       (702,140)
  Minority interest in net loss of subsidiary...............      (41,775)       (5,780)            --
  Changes in operating assets and liabilities:
    Due from Factor and accounts receivable.................   (3,369,037)    4,321,542     (9,601,301)
    Due from affiliates.....................................        4,367            --       (387,777)
    Inventories.............................................     (676,849)       32,299     (1,712,620)
    Prepaid expenses and other..............................     (929,267)     (717,327)      (803,480)
    Income tax refunds receivable...........................     (226,389)     (807,968)    (1,843,533)
    Accounts payable and accruals...........................    8,038,247      (286,147)    12,364,566
    Due to affiliates.......................................   (6,974,497)   (1,228,147)      (165,287)
    Income taxes payable....................................      962,187       128,600       (112,373)
                                                              -----------   -----------   ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...    8,114,300     5,382,391       (439,695)
                                                              -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................   (1,274,763)   (3,014,955)    (3,997,858)
  Proceeds from disposals of property and equipment.........       34,608            --         28,661
  Business acquisitions.....................................           --    (5,386,825)   (17,216,842)
  Investment in and advances to unconsolidated joint
    venture.................................................           --            --     (2,679,535)
  Advances to officers......................................      (38,901)      (30,993)            --
  Repayment from officers...................................      210,590        27,291             --
                                                              -----------   -----------   ------------
      NET CASH USED IN INVESTING ACTIVITIES.................   (1,068,466)   (8,405,482)   (23,865,574)
                                                              -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in bank credit facility...............   (8,447,087)           --     10,620,661
  Repayment of long-term obligations........................      (79,499)       (8,470)       (62,707)
  Proceeds from issuance of common stock....................   22,920,713            --             --
  Purchase of treasury stock................................           --            --       (177,889)
  Repayments of loan from officers..........................     (504,032)           --             --
                                                              -----------   -----------   ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...   13,890,095        (8,470)    10,380,065
                                                              -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   20,935,929    (3,031,561)   (13,925,204)
CASH AND CASH EQUIVALENTS, beginning of period..............      564,659    21,500,588     18,469,027
                                                              -----------   -----------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $21,500,588   $18,469,027   $  4,543,823
                                                              ===========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $   656,469   $   129,872   $  1,222,412
                                                              ===========   ===========   ============
  Income taxes paid.........................................  $ 5,482,844   $ 3,702,290   $    992,891
                                                              ===========   ===========   ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  Capital leases entered into during the year...............  $    95,240   $    22,017   $     64,754
                                                              ===========   ===========   ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998, 1999, AND 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Toymax International, Inc. ("TOYMAX" and the "COMPANY") and its subsidiaries after elimination of intercompany accounts and transactions. The consolidated financial statements are presented in U.S. dollars.

    BUSINESS

    The Company's operations consist principally of its traditional toy products business and the businesses of its recently established enterprises. The toy products business is conducted by the Company's subsidiaries, Toymax, Inc. ("TMI") and Toymax (H.K.) Limited ("TOYMAX HK"), which are involved in designing, marketing and distributing toy products (collectively with the Yaboom Ltd. joint venture, "TOYMAX BRANDS"). The Company's new ventures include Go Fly A Kite, Inc. ("GFK"), Monogram International, Inc., Monogram Products (H.K.) Limited (together with Monogram International, Inc., "MONOGRAM"), Funnoodle (H.K.) Limited ("FUNNOODLE", formerly Sun Master Investment Limited) and Candy Planet (collectively "TOYMAX ENTERPRISES"). GFK, Monogram and Funnoodle were formed to acquire the businesses described in Note 2. Candy Planet was formed in February 1999 as a division of TMI to design, market and distribute candy products.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes investments with original maturities of three months or less at the date of acquisition. Such investments consisting primarily of investments in commercial paper are stated at cost, which approximates market value, and amounted to approximately $2.8 million and $3.3 million at March 31, 1999 and 2000, respectively. In addition, at March 31, 1999 and 2000 approximately $13.7 million and $0.8 million, respectively, were invested in interest bearing savings accounts and money market funds.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Inventories consist principally of purchased finished goods.

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

    TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

    Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income or loss.

    INCOME TAXES

    Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax law or rate changes are included in income as part of deferred tax expenses or benefits in the period that includes the enactment date. A valuation allowance is recognized if, in the opinion of management, it is more likely than not that some portion of, or all of, a deferred tax asset will not be realized.

    REVENUE RECOGNITION

    Sales are recorded upon shipment, free on board from the point of shipment. The Company provides, as a reduction of sales, for anticipated returns and allowances on defective merchandise based on known claims and an estimate of additional returns.

    ADVERTISING

    Advertising costs are charged to operations as incurred and were approximately $8.8 million, $11.3 million and $13.3 million for the years ended March 31, 1998, 1999 and 2000, respectively.

    ROYALTIES

    Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on the sales of related products. The realizability of minimum guaranteed royalties paid is evaluated by the Company based on the projected sales of the related products.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses are charged to operations as incurred and are included in selling and administrative expenses. Research and development expenses for the years ended March 31, 1998, 1999 and 2000 were approximately $2.8 million, $2.6 million and $5.2 million, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of certain financial instruments, including cash, due from Factor, accounts receivable, accounts payable and bank obligations, approximate fair value as of March 31, 1999 and March 31, 2000 because of the relatively short-term maturity of these instruments. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the terms.

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. To date, write-downs have not been material to the consolidated financial statements.

    GOODWILL

    Goodwill represents the excess purchase price paid over the fair market value of the net assets of the acquired company. Goodwill is being amortized over 10-15 years on a straight-line basis.

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

    Options and warrants to purchase an aggregate of 912,250 and 2,738,620 shares of common stock were outstanding at March 31, 1999 and 2000, respectively, at exercise prices ranging from $6.75 to $10.20 per share in fiscal 1999, and from $3.75 to $10.20 in fiscal 2000. Such options and warrants are not included in the computation of diluted earnings per share because they are anti-dilutive (See Note 11).

    ACCOUNTING FOR STOCK BASED COMPENSATION

    The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of the net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

    USE OF ESTIMATES

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounts receivable and accrued rebates and allowances. Actual results could differ from those and other estimates.

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

    RECENT ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133, as amended, is effective for transactions entered into after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that the adoption of SFAS No. 133 will not have any effect on its results of operations and financial position as it does not use derivative financial instruments.

    COMPREHENSIVE INCOME

    Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three years ended March 31, 2000 is the same as the reported net income.

    RECLASSIFICATIONS

    Certain March 31, 1998 and 1999 amounts were reclassified to conform to the March 31, 2000 presentation.

2.  BUSINESS ACQUISITIONS AND JOINT VENTURES

    In December 1998, the Company acquired substantially all of the operating assets, business operations and facilities of GFK. The aggregate maximum purchase price of approximately $6.3 million consisted of up to $5.9 million in cash and a non-interest bearing contingent note and $0.4 million in related direct costs. A portion of the purchase price, $1.3 million, was contingent upon the achievement of certain operating results for the twelve months ending
August 31, 1999 and $150,000 was contingent upon the achievement of certain operating results from the date of the acquisition until August 31, 1999. Both contingencies were incurred and paid in fiscal 2000. The acquisition has been accounted for using the

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

2. BUSINESS ACQUISITIONS AND JOINT VENTURES (CONTINUED) purchase method. The Company recorded approximately $5.8 million of goodwill, including goodwill related to the contingent payment of $1.5 million, for the excess of the total purchase price over the fair value of the net assets acquired. Included in the acquired net assets was approximately $1.5 million in certain trade payables and accrued liabilities and approximately $0.6 million in bank debt. The funds required at closing came out of the working capital of the Company.

    In May 1999, newly formed subsidiaries of Toymax acquired substantially all of the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. and Monogram Products, (H.K.) Limited pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million paid in cash at the closing plus up to $9.0 million payable after the closing if certain contingencies occur. In addition, Monogram's short-term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The Company recorded approximately $6.0 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. Transaction costs of approximately $0.9 million were incurred in connection with the acquisition. The funds required at closing came out of the working capital of the Company.

    In November 1999, Funnoodle acquired the Funnoodle product line from Kidpower, Inc. ("Kidpower"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a highly recognized consumer brand of pool and backyard water recreational products which include the original Funnoodle-Registered Trademark- water toys, floating pool mats, lawn sprinkler toys and exercise mats. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments of Kidpower in an amount of $500,000, plus up to $7.0 million payable to Kidpower after the closing if certain contingencies occur. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. The funding for the acquisition was out of the working capital of the Company.

    In connection with the Funnoodle acquisition, the Company entered into a management services agreement dated November 30, 1999 with Kidpower (the "KIDPOWER MANAGEMENT AGREEMENT"). Pursuant to the Kidpower Management Agreement, Kidpower will manage the day-to-day operations with respect to the Funnoodle product line. The term of the Kidpower Management Agreement is through November 15, 2002 and the management fee payable to Kidpower is seven percent (7%) of the cost of all finished goods with respect to the Funnoodle product line.

    On a pro forma basis, reflecting the acquisition of GFK in December 1998, Monogram, and Funnoodle as if they had taken place at the beginning of fiscal 1999 and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for fiscal 1999 and 2000 are as follows:

                                                      YEAR ENDED MARCH 31,
                                                   ---------------------------
                                                       1999           2000
                                                   ------------   ------------
Net sales........................................  $147,488,710   $152,058,494
Net income (loss)................................     8,554,605     (1,199,621)
                                                   ------------   ------------
Basic and diluted earnings (loss) per share......  $        .81   $       (.11)
                                                   ------------   ------------

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

2.  BUSINESS ACQUISITIONS AND JOINT VENTURES (CONTINUED)
    In October 1999, the Company and a private investor formed Yaboom Ltd. ("Yaboom"), a joint venture. The Company's investment in Yaboom includes
$1.5 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom was formed to develop, manufacture and market innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and the private investor each own fifty percent of Yaboom. The Company recorded
$1.5 million of goodwill in connection with the investment, of which $75,048 has been amortized as of March 31, 2000. The Company has accounted for the joint venture using the equity method and intends to permanently reinvest the earnings derived from the joint venture.

3.  DUE FROM FACTOR AND ACCOUNTS RECEIVABLE

    In the normal course of business, TMI sells substantially all of its accounts receivable, without recourse, to the CIT Group, Inc. (the "FACTOR"), and receives payment from the Factor when the accounts are collected. Subsequent to March 31, 2000, Funnoodle entered into a similar agreement with the Factor.

    The amount due from Factor is pledged as security to State Street Bank and Trust Company, (the "BANK") (See Note 6). Pursuant to an agreement among TMI, GFK, the Bank and the Factor, Toymax does not receive any advances from the Factor.

    Accounts receivable consists mainly of sales not factored and amounts charged back by the Factor as a result of disputes primarily relating to unearned discounts and damaged shipments, net of allowances for possible losses.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of:

                                            MARCH 31,
                                     ------------------------    ESTIMATED
                                        1999         2000       USEFUL LIVES
                                     ----------   -----------   ------------
Machinery, equipment and molds.....  $9,790,942   $13,999,012        2-5 years
Furniture and fixtures.............     437,072       616,002       5-10 years
Leasehold improvements.............     415,170     1,123,834        2-8 years
                                     ----------   -----------
                                     10,643,184    15,738,848
Less: Accumulated depreciation and
  amortization.....................   7,266,387     9,865,943
                                     ----------   -----------
                                     $3,376,797   $ 5,872,905
                                     ==========   ===========

    Depreciation and amortization of property and equipment charged to operations were approximately $1.2 million, $1.5 million and $2.7 million in 1998, 1999 and 2000, respectively.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

5.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

    BARTER TRANSACTION

    In December 1998 and April 1999, the Company entered into agreements with a broker of media advertising, whereby the Company through the Toymax Brands segment sold and transferred title to merchandise of the Company having a fair value of approximately $6.9 million in exchange for approximately $8.7 million in trade credits. The Company recorded a gross margin on this transaction of approximately $3.2 million. The net prepaid advertising at March 31, 2000 was approximately $6.3 million of which approximately $1.3 million represented the current portion and the balance of which is included in other assets. The components of prepaid expenses and other current assets are as follows:

                                                              MARCH 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Prepaid expenses and other current assets:
Prepaid advertising..................................  $3,250,000   $1,300,000
Other................................................   1,620,154    3,105,611
                                                       ----------   ----------
                                                       $4,870,154   $4,405,611
                                                       ==========   ==========

6.  BANK CREDIT FACILITY

    In February 1999, the Company's subsidiaries, TMI and GFK, entered a Line of Credit Agreement (the "AGREEMENT") with the Bank and Factor. The Agreement provides for a Line of Credit not to exceed $30 million at any one time.

    The amounts available within this total include:

        a. Revolving credit facilities (the "FACILITIES") for use by TMI and GFK, in the amount of the lesser of 80% of factored accounts receivable or $25 million (the "AVAILABILITY"). The Facilities consist of two parts, the Credit Loans and the Letter of Credit. The Letter of Credit Facility is not to exceed the lesser of (i) $2.5 million or (ii) the Availability. The amount due from Factor is pledged as security to the Bank (See Note 3).

        b. A Borrowing Supplement (the "SUPPLEMENT") allows the Company discretionary borrowing of $5 million.

    Both TMI and GFK have separately entered into Collateral Security Agreements with regard to the Agreement. The Agreement grants a continuing security interest in each company's accounts receivable and inventories, as well as other properties. The Agreement provides for certain restrictions relating to limitations on debt, certain investments and the payments of dividends. Toymax and GFK have also given unconditional joint and several guaranties to the Bank.

    Borrowings under the Agreement are due on demand and bear interest at the Bank's United States prime rate or at LIBOR plus 2.25% (9.0% and 8.16%, respectively, at March 31, 2000). At March 31, 2000, the Company had outstanding borrowings of $11.1 million. At March 31, 1999, the Company had no borrowings outstanding. Borrowing availability under the line of credit approximated
$11.8 million and $2.2 million, at March 31, 1999 and 2000, respectively. The Company had letters of credit of approximately

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

6.  BANK CREDIT FACILITY (CONTINUED)
$.5 million under the line of credit and approximately $1.1 million related to bankers' acceptances that were included in the accounts payable at March 31, 2000.

    In April 1999, the Company's Toymax HK subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for a borrowing limit of up to approximately $2.3 million and is due on demand by the Hongkong Bank. The Company had no borrowings at March 31, 2000 under this facility.

    In May 1999, Monogram entered into a credit agreement with SunTrust Bank to provide a $4.0 million revolving line of credit and a term loan with an original principal balance of approximately $.8 million. The revolving line of credit is secured by substantially all assets of Monogram and is guaranteed by Toymax. Available borrowings against the revolving line of credit are limited to a percentage of eligible accounts receivable and finished goods inventory. The term loan is payable in monthly principal installments of $15,589, plus interest, commencing on January 27, 2000, with a final payment of $545,611, plus interest due on August 1, 2000. As of March 31, 2000, the outstanding balance of the revolver and the term loan was approximately $2.9 million and $.6 million, respectively, each bearing interest at LIBOR plus 2.25% (8.16% as of March 31, 2000). Effective January 2, 2000, the credit agreement was renewed and extended through August 1, 2000. The Company is pursuing alternative financing options to replace the Monogram credit facility upon its expiration.

    Effective April 5, 2000, the Company amended its agreement with Kidpower to include the provision of advances from Kidpower to suppliers on behalf of Funnoodle of up to $1,000,000 through May 15, 2000 as it pursued negotiations to factor and finance Funnoodle. Advances are payable, with interest at 8%, from the collection of Funnoodle accounts receivable. In May 2000, the Company finalized a non-recourse factoring facility with the Factor to advance up to the lesser of $5,000,000 or 80% of eligible accounts receivable. Borrowings against the facility bear interest at the Factor's prime rate.

7.  DUE TO/FROM AFFILIATES

    The majority stockholder of the Company owns significant interests in several other companies, including Tai Nam Industrial Company Limited ("TAI NAM") and Jauntiway Investment Limited ("JAUNTIWAY"). TMI and Toymax HK have purchased the majority of their merchandise directly from Tai Nam. The majority of the merchandise is manufactured in People's Republic of China ("PRC") by Jauntiway.

    The Company has significant transactions with Tai Nam. These transactions include purchases of the majority of the Company's and its subsidiary's merchandise and certain sales of the subsidiary's products. This affiliate has occasionally provided extended payment terms for these purchases.

    Toymax HK and TMI have an agency agreement with Tai Nam which provides for an agency fee of 7% on products purchased. The agency agreement also requires Tai Nam to provide all administrative services to Toymax HK.

    In September 1997, the Company entered into a manufacturing agreement with Tai Nam and Jauntiway. This agreement provides, among other things, that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

7.  DUE TO/FROM AFFILIATES (CONTINUED)
    GFK maintains some raw materials for manufacturing but purchases the majority of its product from a manufacturer in PRC that is not affiliated with the Company.

    The following is a summary of balances and transactions with affiliated companies:

                                                              MARCH 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Due from affiliates:
  Yaboom.............................................  $       --   $  387,777
Due to affiliates:
  Tai Nam............................................  $2,553,827   $2,388,540

                                                 YEAR ENDED MARCH 31,
                                        ---------------------------------------
                                           1998          1999          2000
                                        -----------   -----------   -----------
Purchases from:
  Tai Nam.............................  $51,244,212   $52,842,416   $56,876,499
                                        ===========   ===========   ===========
Sales to:
  Tai Nam.............................  $ 1,922,569   $ 1,368,410   $   475,803
                                        ===========   ===========   ===========
Mold Purchases from:
  Tai Nam.............................  $   753,183   $ 2,388,660   $ 2,284,973
  Jauntiway Toys Enterprise (Shenzhen)
    Company Limited...................        8,279            --            --
                                        -----------   -----------   -----------
                                        $   761,462   $ 2,388,660   $ 2,284,973
                                        ===========   ===========   ===========
Agency fees charged by:
  Tai Nam.............................  $ 3,352,425   $ 3,838,984   $ 4,041,315
                                        ===========   ===========   ===========
Reimbursed expenses charged by:
  Tai Nam.............................  $       462   $   638,068   $ 1,045,521
                                        ===========   ===========   ===========
Agency fees earned from:
  Tai Nam.............................  $    51,741   $    50,342            --
                                        ===========   ===========   ===========

    The Company sold part of its raw material inventory at cost to Tai Nam in fiscal 1998 for a total of $664,141.

    The Company also had outstanding purchase commitments to Tai Nam of approximately $2.6 million and $1.8 million at March 31, 1999 and 2000, respectively.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

8.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              MARCH 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Payroll and related costs............................  $1,800,530   $  793,039
Other................................................   3,457,506    5,776,963
                                                       ----------   ----------
                                                       $5,258,036   $6,570,002
                                                       ==========   ==========

9.  INCOME TAXES

    The components of income (loss) before income tax expense (benefit) and the related provision for income taxes consist of the following:

                                                  YEAR ENDED MARCH 31,
                                         ---------------------------------------
                                            1998          1999          2000
                                         -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES:
  Hong Kong............................  $ 5,347,465   $ 6,799,700   $ 2,793,855
  U.S..................................   10,125,746     5,036,580    (6,418,242)
                                         -----------   -----------   -----------
                                         $15,473,211   $11,836,280   $(3,624,387)
                                         ===========   ===========   ===========

                                                   YEAR ENDED MARCH 31,
                                          --------------------------------------
                                             1998          1999         2000
                                          -----------   ----------   -----------
INCOME TAX EXPENSE (BENEFIT):
Current:
  Hong Kong.............................  $   968,178   $  962,599   $   326,005
  U.S. Federal..........................    5,062,314    1,609,643    (1,132,422)
  U.S. State and City...................      164,714      403,381      (214,470)
                                          -----------   ----------   -----------
                                          $ 6,195,206   $2,975,623   $(1,020,887)
                                          -----------   ----------   -----------
Deferred:
  Hong Kong.............................  $   (43,210)  $       --   $    82,179
  U.S. Federal..........................   (1,490,250)     207,906      (720,711)
  U.S. State and City...................     (528,521)      36,336       (63,608)
                                          -----------   ----------   -----------
                                          $(2,061,981)  $  244,242   $  (702,140)
                                          ===========   ==========   ===========
Income tax expense (benefit)............  $ 4,133,225   $3,219,865   $(1,723,027)
                                          ===========   ==========   ===========

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

9.  INCOME TAXES (CONTINUED)
    The income tax expense (benefit) varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

                                                                  YEAR ENDED MARCH 31,
                                                         ---------------------------------------
                                                            1998          1999          2000
                                                         -----------   -----------   -----------
Federal income tax expense, at statutory rate of 34%...  $ 5,260,892   $ 4,024,335   $(1,232,292)
State income tax expense (benefit), net of federal tax
  expense (benefit)....................................      (91,117)      290,213      (183,530)
Changes in deferred tax valuation allowance............   (1,591,000)           --            --
Non-deductible expenses................................      112,452        65,243        48,710
Tax effect of differences in U.S. and Hong Kong
  statutory rates......................................     (893,032)   (1,340,014)     (469,998)
Provision related to reorganization....................      950,000            --            --
Other..................................................      385,030       180,088       114,083
                                                         -----------   -----------   -----------
Income tax expense (benefit)...........................  $ 4,133,225   $ 3,219,865   $(1,723,027)
                                                         ===========   ===========   ===========

    The components of deferred tax assets/(liabilities) are as follows:

                                                              MARCH 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Deferred tax assets:
Current:
  Reserve for sales allowances and possible losses...  $  655,586   $  978,332
  Inventory..........................................     779,100      934,491
  Accrued expenses...................................     557,632      392,987
  Other..............................................      37,114      102,135
                                                       ----------   ----------
                                                        2,029,432    2,407,945
                                                       ----------   ----------
Long term:
  Design costs.......................................     450,655      445,985
  Property and equipment.............................     203,340      274,042
  Goodwill, licenses and other intangibles...........          --       74,415
  Legal fees-trademarks..............................     302,555      385,721
  Federal net operating loss carryforwards...........      12,897           --
  State net operating loss carryforwards.............          --      195,090
                                                       ----------   ----------
                                                          969,447    1,375,253
                                                       ----------   ----------
Total deferred tax assets............................   2,998,879    3,783,198
                                                       ----------   ----------
Deferred tax liabilities:
  Property and equipment.............................    (116,562)    (198,741)
                                                       ----------   ----------
Net deferred tax assets..............................  $2,882,317   $3,584,457
                                                       ==========   ==========

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

9.  INCOME TAXES (CONTINUED)
    Deferred taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the U.S. Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid.

10.  CAPITAL STOCK

    SALE OF STOCK

    In June 1997, the principal shareholder sold 66,833 shares to certain officers, employees and business associates for an aggregate amount of approximately $187,000 ($2.80 per share) and recorded non-cash compensation of an additional $187,000 representing management's estimate of the discount from fair value.

    STOCK REPURCHASE PROGRAM

    In May 1999, the Company announced that its Board of Directors had approved the repurchase of up to $2.0 million of Toymax common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. The Company's credit facility restricts it from purchasing shares of its capital stock in excess of $2.0 million during any fiscal year. As of March 31, 2000, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price $177,889.

11.  STOCK OPTIONS AND WARRANTS

    The Stock Option Plan (the "PLAN"), which was initiated in fiscal 1998 and amended in January 1999 and 2000, is administered under the direction of the Compensation Committee of the Board of Directors, which has complete discretion to select the optionee and to establish terms and conditions of each option, subject to the provisions of the Plan. A total of 3,500,000 shares of Common Stock were reserved by the Company for issuance upon exercise of stock options granted or which may be granted under the Plan; 2,000,000 of such shares are subject to the approval by the shareholders of the Company.

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

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

11.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about stock option activity for the years ended March 31, 1998, 1999 and 2000:

                                                          EXERCISE PRICE       WEIGHTED
                                        OPTION SHARES    RANGE PER SHARE     AVERAGE PRICE
                                        -------------   ------------------   -------------
Balance, March 31, 1997...............           --                    --
                                          ---------     ------------------
Granted...............................      533,000          $8.50--$8.63        $8.53
Exercised.............................           --                    --
Cancelled.............................       (1,500)                $8.63        $8.63
                                          ---------     ------------------       -----
Balance, March 31, 1998...............      531,500          $8.50--$8.63        $8.53
                                          ---------     ------------------       -----
Granted...............................      208,500                 $6.75        $6.75
Exercised.............................           --                    --
Cancelled.............................      (23,500)                $8.63        $8.63
                                          ---------     ------------------       -----
Balance, March 31, 1999...............      716,500          $6.75--$8.63        $8.01
                                          ---------     ------------------       -----
Granted...............................    1,948,625          $3.75--$7.94        $4.30
Exercised.............................           --                    --
Cancelled.............................      (26,150)         $5.25--$8.63        $7.11
                                          ---------     ------------------       -----
Balance, March 31, 2000...............    2,638,975          $3.75--$8.63        $5.28
                                          =========     ==================       =====

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

                                                   YEAR ENDED MARCH 31,
                                          --------------------------------------
                                             1998          1999         2000
                                          -----------   ----------   -----------
Net income (loss):
  As reported...........................  $11,339,986   $8,616,415   $(1,901,360)
  Pro forma compensation expense, net of
    tax.................................     (384,119)    (352,000)     (656,150)
                                          -----------   ----------   -----------
  Pro forma.............................  $10,955,867   $8,264,415   $(2,557,510)
                                          ===========   ==========   ===========
Pro forma earnings (loss) per share:
  Basic and diluted.....................  $      1.24   $     0.78   $      (.24)
                                          ===========   ==========   ===========

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1998, 1999 and 2000: dividend yield of 0.00%; risk-free interest rate ranges from 5.42% to 6.18%; an expected life of options ranging from 4.92 to 10.00 years for 10-year options and a volatility of 46.5% for all grants. The weighted

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

11.  STOCK OPTIONS AND WARRANTS (CONTINUED)
average fair value of options granted was $4.09, $4.06 and $2.44 for the years ended March 31, 1998, 1999 and 2000, respectively.

    The following table summarizes information about stock options outstanding at March 31, 2000:

                                        OUTSTANDING                  EXERCISABLE
                              --------------------------------   --------------------
                                          WEIGHTED    WEIGHTED               WEIGHTED
                                           AVERAGE    AVERAGE                AVERAGE
                              NUMBER OF   REMAINING   EXERCISE   NUMBER OF   EXERCISE
OPTION PRICE RANGE             SHARES       LIFE       PRICE      SHARES      PRICE
------------------            ---------   ---------   --------   ---------   --------
$3.75--$3.75................  1,245,000     9.94       $3.75            0         0
$5.25--$5.31................    686,475     9.10       $5.25       20,000     $5.31
$6.75--$6.75................    208,500     8.25       $6.75       46,791     $6.75
$7.94--$7.94................      5,000     9.59       $7.94            0         0
$8.50--$8.63................    494,000     7.58       $8.52      215,600     $8.52
                              ---------     ----       -----      -------     -----
$3.75--$8.63................  2,638,975     9.15       $5.28      282,391     $8.00
                              =========     ====       =====      =======     =====

    In conjunction with its initial public offering, the Company issued warrants to the underwriter to purchase 195,750 shares of Common Stock at an exercise price of $10.20 per share. There was no charge to operations as a result of the issuance of the warrants to the underwriter. In August 1999, the underwriter exercised 106,105 warrants on a cashless basis, resulting in the issuance of an additional 28,108 shares of the Company's common stock.

    On August 30, 1999, the Company issued 10,000 warrants at an exercise price of $5.50 per warrant in conjunction with the execution of a license agreement. The warrants, which are fully vested, expire on August 31, 2002 and resulted in a charge of $61,201 based on the fair value of the warrants issued.

12.  COMMITMENTS AND CONTINGENCIES

    LEASE OBLIGATIONS

    The Company leases general and administrative, warehouse and showroom facilities under non-cancelable operating leases which expire at various dates. Certain of the leases on real estate include the payment of property taxes. Additional warehouse space is leased on a monthly basis.

    TMI leases certain equipment under capital leases. The gross amount of assets recorded under capital leases is $211,245. Depreciation expense provided on such assets is included in both cost of goods sold and selling and administrative expenses in the statements of operations. Equipment with a net book value of $87,897 was collateralized under capital leases.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments under all leases with non-cancelable lease terms in excess of one year are as follows:

                                                         OPERATING    CAPITAL
YEAR ENDED MARCH 31,                                       LEASES      LEASES
--------------------                                     ----------   --------
2001...................................................  $1,099,007   $35,029
2002...................................................   1,112,714    34,312
2003...................................................   1,138,578    18,852
2004...................................................   1,028,970        --
2005...................................................     472,313        --
Thereafter.............................................   2,218,912        --
                                                         ----------   -------
                                                         $7,070,494   $88,193
                                                         ==========
Less amounts representing interest.....................                 8,890
                                                                      -------
Present value of capital lease payments................                79,303
Less current portion...................................                29,352
                                                                      -------
Long-term obligation...................................               $49,951
                                                                      =======

    Rent expense for the years ended March 31, 1998, 1999 and 2000 was approximately $.6 million, $.7 million and $1.1 million, respectively.

    ROYALTIES

    The Company has certain licensing agreements which involve the payment of royalties based on sales. Royalties for the years ended March 31, 1998, 1999 and 2000 amounted to approximately $1.0 million, $1.4 million and $6.4 million, respectively.

    EMPLOYMENT AGREEMENTS

    The Company entered into several employment agreements with certain key officers and employees which expire at various dates through March 2003. The total annual base salaries under these agreements amount to approximately
$3.5 million, $2.4 million and $1.4 million for the years ended March 31, 2001, 2002 and 2003, respectively. In addition, the employment agreements of certain executive officers contain provisions entitling them to participate in the Executive Bonus Plan and a stock appreciation bonus, as well as providing for enhanced compensation in the event of a change of control. The stock appreciation bonus is equal to 1% of the increase in the fair market value of the Company's outstanding common stock over a stated measurement period. The stock appreciation bonus applies to each of two of the Company's executives.

    EXECUTIVE BONUS PLAN

    The Company's Executive Bonus Plan (the "BONUS PLAN"), is administered by the Compensation Committee of the Board of Directors (the "COMPENSATION COMMITTEE"). The Compensation Committee determines the key management employees of the Company who will be eligible to participate in the

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Bonus Plan and the amount, if any, of each participant's award based on such participant's performance. The aggregate amount of awards made under the Bonus Plan for a fiscal year may not exceed an amount equal to (i) 15% of the profit of the Company and its designated affiliates for such year (as defined), reduced by (ii) 15% of the shareholders' equity of the Company and such affiliates during such year.

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

13.  MAJOR CUSTOMERS AND PRODUCTS

    Invoiced sales to Toys "R" US and Walmart, accounted for a total of 53%, 42% and 39% of total invoiced sales for the years ended March 31, 1998, 1999 and 2000, respectively.

    Sales of the Company's Laser Challenge product line accounted for 78.6%, 35.2% and 12.0% of net sales for the years ended March 31, 1998, 1999 and 2000, respectively.

14.  EMPLOYEE BENEFIT PLAN

    The Company has a tax deferred retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible participants may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions at TMI's option. TMI made no contributions for the years ended March 31, 1998, 1999 and 2000.

15.  SEGMENT AND GEOGRAPHIC DATA

    During 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS 131 supersedes SFAS 14, "FINANCIAL REPORTING FOR SEGMENT OF A BUSINESS ENTERPRISE," replacing the "INDUSTRY SEGMENT" approach with the "MANAGEMENT" approach. The management approach designated the internal reporting that is used by management for making operating decisions and assessing performance as the source of the

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

15.  SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
Company's reportable segments. The Company operates two reportable segments:
Toymax Brands (toy products) and Toymax Enterprises (primarily leisure, recreational and candy products).

    The following tables present summarized information about the Company's operations by different geographic areas (net of consolidating eliminations) as of and for the three years ended March 31, 2000:

                                                        TOYMAX
YEAR ENDED MARCH 31, 1998             TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
-------------------------             -------------   -----------   ------------
Revenues--Net sales.................  $ 99,329,134    $        --   $ 99,329,134
Income before income tax expense....    15,473,211             --     15,473,211
Identifiable assets.................    53,831,591             --     53,831,591
Interest income.....................       449,978             --        449,978
Interest expense....................       661,524             --        661,524
Depreciation and amortization.......     1,244,806             --      1,244,806
Capital expenditures................     1,274,763             --      1,274,763

                                                        TOYMAX
YEAR ENDED MARCH 31, 1999             TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
-------------------------             -------------   -----------   ------------
Revenues--Net sales.................  $102,065,558    $ 5,112,746   $107,178,304
Income before income tax expense....    10,736,202      1,100,078     11,836,280
Identifiable assets.................    52,680,072      9,903,703     62,583,775
Interest income.....................     1,102,492             --      1,102,492
Interest expense....................       116,526             --        116,526
Depreciation and amortization.......     1,528,058         89,188      1,617,246
Capital expenditures................     2,948,504         66,451      3,014,955

                                                        TOYMAX
YEAR ENDED MARCH 31, 2000             TOYMAX BRANDS   ENTERPRISES   CONSOLIDATED
-------------------------             -------------   -----------   ------------
Revenues--Net sales.................  $ 90,694,941    $48,290,413   $138,985,354
Income (loss) before income tax
  expense...........................    (6,269,276)     2,644,889     (3,624,387)
Identifiable assets.................    45,236,966     43,836,231     89,073,197
Interest income.....................       533,933          1,397        535,330
Interest expense....................    (1,067,436)      (253,995)    (1,321,431)
Depreciation and amortization.......     1,981,742      2,388,529      4,370,271
Capital expenditures................     2,941,379      1,056,479      3,997,858

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                         MARCH 31, 1998, 1999, AND 2000

15.  SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
    The following tables present information about the Company by geographic area as of and for three years ended March 31, 2000:

                                                        MARCH 31,
                                          -------------------------------------
                                             1998         1999         2000
                                          ----------   ----------   -----------
Long-lived Assets:
  United States.........................  $1,456,745   $6,912,437   $19,229,953
  Hong Kong.............................     354,987      733,572     5,763,229
                                          ----------   ----------   -----------
                                          $1,811,732   $7,646,009   $24,993,182
                                          ==========   ==========   ===========

                                                YEAR ENDED MARCH 31,
                                      -----------------------------------------
                                         1998           1999           2000
                                      -----------   ------------   ------------
Sales by Geographic Area:
  United States.....................  $82,778,017   $ 85,825,115   $117,749,852
  Europe............................    8,695,100     11,459,811     14,719,581
  Canada............................    4,142,540      5,163,321      3,576,980
  Hong Kong.........................      244,460        657,748        855,914
  Other.............................    3,469,017      4,072,309      2,083,027
                                      -----------   ------------   ------------
                                      $99,329,134   $107,178,304   $138,985,354
                                      ===========   ============   ============

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FIRST      SECOND     THIRD      FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER    YEAR END
                                                --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Fiscal Year Ended March 31, 1999
  Net sales...................................  $ 8,271    $41,128    $46,270    $11,509    $107,178
  Gross profit................................    2,145     16,483     21,442      2,311      42,381
  Operating income (loss).....................   (2,705)     9,347      7,076     (2,666)     11,052
  Income (loss) before income taxes...........   (2,500)     9,688      7,295     (2,647)     11,836
  Net income (loss)...........................   (1,269)     6,665      5,070     (1,850)      8,616
  Basic and diluted earnings (loss) per
    share.....................................  $ (0.12)   $  0.63    $  0.48    $ (0.18)   $   0.81

Fiscal Year Ended March 31, 2000
  Net sales...................................  $15,480    $47,429    $50,086    $25,990    $138,985
  Gross profit................................    5,652     18,487     18,603      6,620      49,362
  Operating income (loss).....................     (701)     5,994     (3,511)    (5,154)     (3,372)
  Income (loss) before income taxes...........     (694)     5,792     (3,176)    (5,546)     (3,624)
  Net income (loss)...........................     (359)     4,158     (2,173)    (3,527)     (1,901)
  Basic earnings (loss) per share.............  $ (0.03)   $  0.39    $ (0.20)   $ (0.33)   $  (0.18)
  Diluted earnings (loss) per share...........  $ (0.03)   $  0.38    $ (0.20)   $ (0.33)   $  (0.18)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of
  Toymax International, Inc.

    The audit referred to in our report dated June 19, 2000 relating to the consolidated financial statements of Toymax International, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

    In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
New York, New York
June 19, 2000

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                        THREE YEARS ENDED MARCH 31, 2000

                                                         ADDITIONS
                                            -----------------------------------
                                                  (1)                (2)
                               BALANCE AT   ----------------   ----------------
                               BEGINNING    CHARGED TO COSTS   CHARGED TO OTHER                BALANCE AT END
DESCRIPTION                    OF PERIOD      AND EXPENSES         ACCOUNTS       DEDUCTIONS     OF PERIOD
-----------                    ----------   ----------------   ----------------   ----------   --------------
CONSOLIDATED VALUATION
  RESERVES:
YEAR ENDED MARCH 31, 1998:
Allowance for possible
  losses.....................   $739,219        $132,114           $     --        $719,217       $152,116
                                ========        ========           ========        ========       ========
YEAR ENDED MARCH 31, 1999:
Allowance for possible
  losses.....................   $152,116        $ 27,438(a)        $ 20,000        $ 62,915       $136,639
                                ========        ========           ========        ========       ========
YEAR ENDED MARCH 31, 2000:
Allowance for possible
  losses.....................   $136,639        $ 53,749(b)        $200,000        $110,623       $279,765
                                ========        ========           ========        ========       ========

------------------------

a)  Acquisition of Go Fly A Kite, Inc.

b)  Acquisition of Monogram International, Inc.