Form 10-Q
period 2000-06-30
TOYMAX INTERNATIONAL INC
filed 2000-08-14
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

(1)Yes     X     No
          ___          ___
(2)Yes     X     No
          ___          ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock, par value $.01, 10,598,108 as of August 14, 2000.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

                                                                                Page
                       PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets as of
            June 30, 2000 (Unaudited) and March 31, 2000                        3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended June 30, 2000 and 1999 (Unaudited)       4

            Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended June 30, 2000 and 1999 (Unaudited)           5

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                          6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk         15

                       PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                  16

Item 2.     Changes in Securities and Use of Proceeds                          16
Item 3.     Defaults by the Company upon Its Senior Securities                 16

Item 4.     Submission of Matters to a Vote of Security Holders                16

Item 5.     Other Information                                                  16
Item 6.     Exhibits and Reports on Form 8-K                                   17

            Signatures                                                         18

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,            JUNE 30,
                                                                                       2000                 2000
                                                                                   ------------         ------------
ASSETS                                                                                                  (UNAUDITED)
CURRENT:
    Cash                                                                           $  4,543,823         $  4,232,460
    Due from Factor                                                                  15,147,198           13,281,026
    Accounts receivable, less allowance for possible
        losses of $280,000 and $290,000                                              12,303,499            7,294,407
    Due from affiliates                                                                 387,777              510,381
    Inventories                                                                      11,811,119           11,789,896
    Prepaid expenses and other current assets                                         4,405,611            3,474,219
    Income tax refunds receivable                                                     2,877,890            2,546,733
    Deferred income taxes                                                             2,407,945            2,407,945
                                                                                   ------------         ------------
                            TOTAL CURRENT ASSETS                                     53,884,862           45,537,067
                                                                                   ------------         ------------
PROPERTY AND EQUIPMENT, NET                                                           5,872,905            5,643,779
INVESTMENT IN AND ADVANCES TO JOINT VENTURE                                           2,314,720            2,145,563
DEFERRED INCOME TAXES                                                                 1,176,512            1,176,512
Goodwill, net of amortization of $1,061,754 and $1,493,423                           18,879,535           18,502,312
Other assets, primarily prepaid advertising                                           6,944,663            7,103,923
                                                                                   ------------         ------------
                                                                                   $ 89,073,197         $ 80,109,156
                                                                                   ------------         ------------
                                                                                   ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
    Bank credit facility                                                           $ 14,029,044         $ 10,432,113
    Accounts payable                                                                 17,774,774           12,119,763
    Accrued expenses                                                                  6,570,002            6,478,798
    Accrued rebates and allowances                                                    5,061,656            4,051,389
    Due to affiliates                                                                 2,388,540            4,526,780
    Current portion of long-term obligations                                            637,319              442,235
    Income taxes payable                                                              1,260,651              957,116
                                                                                   ------------         ------------
                            TOTAL CURRENT LIABILITIES                                47,721,986           39,008,194
                                                                                   ------------         ------------
LONG-TERM OBLIGATIONS                                                                    49,951               48,492
                                                                                   ------------         ------------
                            TOTAL LIABILITIES                                        47,771,937           39,056,686
                                                                                   ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
         none outstanding                                                                    --                   --
    Common stock, par value $.01 per share; 50,000,000 shares authorized;
         10,633,108 shares issued                                                       106,331              106,331
    Additional paid-in capital                                                       23,120,275           23,120,275
    Retained earnings                                                                18,267,695           18,018,905
    Treasury stock, 35,000 shares at cost                                              (177,889)            (177,889)
    Accumulated other comprehensive income                                              (15,152)             (15,152)
                                                                                   ------------         ------------
                         TOTAL STOCKHOLDERS' EQUITY                                  41,301,260           41,052,470
                                                                                   ------------         ------------
                                                                                   $ 89,073,197         $ 80,109,156
                                                                                   ============         ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              JUNE 30,
                                                  ---------------------------------
                                                      1999                 2000
                                                  ------------         ------------
NET SALES                                         $ 15,479,620         $ 26,081,019
                                                  ------------         ------------
COSTS AND EXPENSES
    Cost of goods sold                               9,828,318           16,653,459
    Selling and administrative                       6,352,126            9,360,732
                                                  ------------         ------------
                                                    16,180,444           26,014,191
                                                  ------------         ------------
    OPERATING INCOME (LOSS)                           (700,824)              66,828
                                                  ------------         ------------
OTHER INCOME (EXPENSES):
    Other income, net                                   25,488               50,682
    Interest income                                    150,993                5,991
    Interest expense                                   (51,452)            (286,217)
    Equity in loss of joint venture                         --             (131,641)
    Finance charges                                   (117,842)            (103,580)
                                                  ------------         ------------
                                                         7,187             (464,765)
                                                  ------------         ------------
LOSS BEFORE INCOME TAX BENEFIT                        (693,637)            (397,937)
Income tax benefit                                    (334,393)            (149,147)
                                                  ------------         ------------
NET LOSS                                          $   (359,244)        $   (248,790)
                                                  ============         ============
BASIC AND DILUTED LOSS PER SHARE:                 $      (0.03)        $      (0.02)
                                                  ============         ============
SHARES USED IN COMPUTING BASIC AND DILUTED
LOSS PER SHARE:                                     10,604,741           10,598,108
                                                  ============         ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     ---------------------------------
                                                                                        1999                 2000
                                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $   (359,244)        $   (248,790)
                                                                                     ------------         ------------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                         595,965            1,144,315
    Bad debts                                                                              11,215                9,324
    Equity in loss of joint venture                                                            --              131,641
    Non-cash revenue - barter credits                                                    (377,433)                  --
    Changes in operating assets and liabilities:
           Due from Factor and accounts receivable                                        516,420            6,865,940
           Due from affiliates                                                           (322,539)            (122,604)
           Inventories                                                                    (75,981)              21,223
           Prepaid expenses and other                                                  (1,240,413)             699,773
           Income tax refunds receivable                                               (1,234,122)             331,157
           Accounts payable and accruals                                               (1,092,934)          (6,756,482)
           Due to affiliates                                                              135,537            2,138,240
           Income taxes payable                                                           371,125             (303,535)
                                                                                     ------------         ------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (3,072,404)           3,910,202
                                                                                     ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                (305,446)            (411,161)
    Proceeds from disposals of property and equipment                                       7,489                   --
    Business acquisitions                                                              (6,907,661)             (16,930)
    Advances to officers                                                                  (12,249)                  --
                                                                                     ------------         ------------
        NET CASH USED IN INVESTING ACTIVITIES                                          (7,217,867)            (428,091)
                                                                                     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in bank credit facility                                         3,117,199           (3,596,931)
    Increase (decrease) in  long-term obligations                                         230,837             (196,543)
    Purchase of treasury stock                                                            (31,314)                  --
                                                                                     ------------         ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             3,316,722           (3,793,474)
                                                                                     ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (6,973,549)            (311,363)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         18,469,027            4,543,823
                                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 11,495,478         $  4,232,460
                                                                                     ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                                    $     36,650         $    308,655
    Income taxes paid                                                                $    333,767         $    188,581
                                                                                     ============         ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
JUNE 30, 1999 AND 2000

NOTE 1- BASIS OF FINANCIAL STATEMENT PRESENTATION

            The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 2000 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended March 31, 2000. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year ended March 31, 2001, due, in part, to seasonal fluctuations which are normal for the Company's business.

NOTE 2 - EARNINGS PER SHARE

            Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

            Options and warrants to purchase an aggregate of 1,590,875 and 2,738,620 shares of common stock were outstanding at June 30, 1999 and 2000, respectively. Such options and warrants are not included in the computation of diluted earnings per share because they are anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

            Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three months ended June 30, 1999 and June 30, 2000 is the same as the reported net income.

NOTE 4 - RECENT ACCOUNTING STANDARDS

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that the adoption of SFAS No. 133 will not have any effect on its results of operations and financial position as it does not use derivative financial instruments.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
JUNE 30, 1999 AND 2000


NOTE 5 - SEGMENT AND GEOGRAPHIC DATA

            The Company operates two reportable segments: Toymax Brands (primarily consists of Toymax, Inc., Toymax (H.K.) Limited and the Company's equity investment in Yaboom Limited ("Yaboom")) and Toymax Enterprises (which consists of Go Fly A Kite, Inc. ("GFK"), Candy Planet, a division of Toymax, Inc., Monogram International, Inc. ("Monogram"), and Funnoodle, Inc. ("Funnoodle")).

            The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three months ended June 30, 1999 and 2000:


                                                   TOYMAX               TOYMAX
THREE MONTHS ENDED JUNE 30, 1999                   BRANDS            ENTERPRISES        CONSOLIDATED
                                               ------------         ------------        ------------
Revenues-Net sales                             $  9,392,666         $  6,086,954        $ 15,479,620
Income (loss) before income tax expense          (1,311,312)             617,675            (693,637)
Identifiable assets                              50,100,293           20,767,544          70,867,837
Interest income                                     150,139                  854             150,993
Interest expense                                     23,008               28,444              51,452
Depreciation and amortization                       348,544              247,421             595,965
Capital expenditures                                259,781               45,665             305,446
                                               ------------         ------------        ------------


THREE MONTHS ENDED JUNE 30, 2000                   TOYMAX               TOYMAX
                                                   BRANDS            ENTERPRISES        CONSOLIDATED
                                               ------------         ------------        ------------
Revenues-Net sales                             $  7,990,458         $ 18,090,561        $ 26,081,019
Income (loss) before income tax expense          (1,780,552)           1,382,615            (397,937)
Identifiable assets                              37,490,430           42,618,726          80,109,156
Interest income                                       5,991                   --               5,991
Interest expense                                    176,094              110,123             286,217
Depreciation and amortization                       471,448              672,867           1,144,315
Capital expenditures                                248,051              163,110             411,161
                                               ------------         ------------        ------------


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

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
JUNE 30, 1999 AND 2000


what the outcome of the examination will be or the impact on the Company's results of operations, if any.

NOTE 8 - BUSINESS ACQUISITIONS AND JOINT VENTURES

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

            In November 1999, Funnoodle acquired the Funnoodle product line from Kidpower, Inc. ("Kidpower"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a highly recognized consumer brand of pool and backyard water recreational products which include the original Funnoodle(R)water toys, floating pool mats, lawn sprinkler toys and exercise mats. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments of Kidpower in an amount of $500,000, plus up to $7.0 million payable to Kidpower after the closing if certain contingencies occur. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. The funding for the acquisition was out of the working capital of the Company.

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

            On a pro forma basis, reflecting the acquisition of Monogram and Funnoodle as if they had taken place at the beginning of fiscal 1999 and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for the quarter ended June 30, 1999 and 2000 are as follows:

THREE MONTHS ENDED JUNE 30,                            1999                2000
                                                   ------------        ------------
Net sales                                          $ 28,384,412        $ 26,081,019
Net income (loss)                                       601,006            (248,790)
                                                   ------------        ------------
Basic and diluted earnings (loss) per share        $       0.06        $      (0.02)
                                                   ------------        ------------

            In October 1999, the Company and a private investor formed Yaboom, a joint venture. The Company's investment in Yaboom includes $1.5 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom was formed to develop, manufacture and market innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
JUNE 30, 1999 AND 2000


owned Hong Kong subsidiary, and the private investor each own fifty percent of Yaboom. The Company recorded $1.5 million of goodwill in connection with the investment, of which $112,564 has been amortized as of June 30, 2000. The Company has accounted for the joint venture using the equity method and intends to permanently reinvest the earnings derived from the joint venture.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Certain expectations and projections regarding the future performance of Toymax International, Inc. and its subsidiaries ("Toymax") discussed in this quarterly report are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Toymax's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. Management cautions you that the following factors, among others, could cause Toymax's actual consolidated results of operations and financial position in fiscal 2001 and thereafter to differ significantly from those expressed in forward-looking statements:

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

            NET SALES. Net sales for the quarter ended June 30, 2000 increased to $26.1 million from $15.5 million for the quarter ended June 30, 1999, an increase of $10.6 million, or 68.5%.

            Net sales of Toymax Brands for the quarter ended June 30, 2000 decreased 14.9% to $8.0 million, or 30.6% of total net sales, from $9.4 million, or 60.7% of total net sales for the quarter ended June 30, 1999. The decrease in net sales was primarily due to a decrease in sales of the Company's Laser Challenge(TM) and Arcadia(TM) Electronic Skeet Shoot gaming sysTEMS.

            Net sales of Toymax Enterprises for the quarter ended June 30, 2000 increased 197.2% to $18.1 million, or 69.4% of total net sales, from $6.1 million, or 39.3% of total net sales for the quarter ended June 30, 1999 as a result the acquisition of Monogram in the first quarter of fiscal 2000 and the acquisition of Funnoodle during the latter part of fiscal 2000.

            GROSS PROFIT. Gross profit for the quarter ended June 30, 2000, increased by $3.7 million, or 66.8%, to $9.4 million, or 36.1% of net sales, from $5.7 million, or 36.5% of net sales, for the quarter ended June 30, 1999.

            The gross profit of Toymax Brands decreased by $.7 million, or 19.9%, to $2.6 million, or 33.1% of net sales, from $3.3 million, or 35.2% of net sales for the quarter ended June 30, 1999. The gross profit of Toymax Enterprises increased by $4.4 million, or 188.9%, to $6.8 million, or 37.5% of net sales, from $2.4 million, or 38.6% of net sales in the quarter ended June 30, 1999, primarily as a result of the increase in sales volume attributable to the acquisitions of Monogram and Funnoodle.

            SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended June 30, 2000 increased by $3.0 million, or 47.4%, to $9.4 million from $6.4 million for the quarter ended June 30, 1999, while decreasing as a percentage of net sales from 41.0% to 35.9%.

            Selling and administrative expenses of Toymax Brands for the quarter ended June 30, 2000 decreased by $0.6 million, or 12.0%, to $4.1 million, or 51.7% of net sales, from $4.7 million, or 50.0% of net sales for the quarter ended June 30, 1999. The decrease was primarily due to lower advertising and research and development costs in the period. Selling and administrative expenses of Toymax Enterprises for the quarter ended June 30, 2000 increased by $3.6 million, or 215.6%, to $5.2 million, or 28.9% of net sales, from $1.6 million, or 27.2% of net sales for the quarter ended June 30, 1999. The increase in expenses was primarily due to the operating expenses related to the acquisition of Monogram and the Funnoodle product line, which include the amortization of goodwill and intangibles related to the acquisitions.

            OPERATING INCOME (LOSS). As a result of the foregoing, the operating loss for the quarter ended June 30, 2000 decreased by $.8 million, or 109.5%, to an operating profit of approximately $67,000 from a loss of $0.7 million for the quarter ended June 30, 1999.

            The operating loss for Toymax Brands increased by $.1 million, or 6.8%, to $1.5 million from $1.4 million for the quarter ended June 30, 1999. Operating income for Toymax Enterprises increased by $.9 million, or 124.9%, to $1.6 million from $0.7 million for the quarter ended June 30, 1999.

            OTHER EXPENSE, NET. Net other expense for the quarter ended June 30, 2000 was $0.2 million, compared to $0.1 million for the quarter ended June 30, 1999. The increase in net other expense was primarily attributable to the inclusion of the Company's equity in the net loss of Yaboom.

            INTEREST INCOME (EXPENSE), NET. Net interest expense for the quarter ended June 30, 2000 was $0.3 million, compared to net interest income of $0.1 million for the quarter ended June 30, 1999, an increase of $0.4 million, or 381.5%. The increase in net interest expense was primarily due to the Company's acquisitions being paid out of working capital. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram.

            INCOME (LOSS) BEFORE TAXES. The loss before taxes for the quarter ending June 30, 2000 decreased by $0.3 million, or 42.6%, to $0.4 million, compared to a loss before taxes of $0.7 million for the quarter ended June 30, 1999. The loss before taxes for Toymax Brands increased by $0.5 million, or 35.8%, to $1.8 million, compared to a loss before taxes of $1.3 million for the quarter ended June 30, 1999. Income before taxes for Toymax Enterprises increased by $0.8 million, or 123.8%, to $1.4 million, compared to income before taxes of $0.6 million for the quarter ended June 30, 1999.

            INCOME TAX BENEFIT. The effective tax rate for the quarter ending June 30, 2000 decreased to 37.5% from 48.2% for the quarter ended June 30, 1999.

            NET LOSS. As a result of the foregoing, the net loss for the quarter ended June 30, 2000 decreased to $0.2 million, or $(0.02) per share, from $0.4 million, or $(0.03) per share, for the quarter ended June 30, 1999, a decrease of $0.1 million or 30.8%.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the three months ended June 30, 2000 cash and cash equivalents decreased $0.3 million to $4.2 million.

The Company's operating activities provided net cash of approximately $3.9 million, as compared to $3.1 million used in operations in the quarter ended June 30, 1999. The increase was primarily due to the decrease in the due from factor and accounts receivable and the increase in the due to affiliates, which was partially offset by the decrease in accounts payable and accrued expenses and the net loss in the period. The changes in the net assets are primarily attributable to the increase in sales for the period and the seasonal effects of the business.

Investing activities used $0.4 million in net cash, as compared to $7.2 million in the quarter ended June 30, 1999. Investing activities in the current period consisted principally of capital expenditures, principally for the purchase of tooling for new products and equipment. Investing activities in the prior year period included $6.9 million related to the acquisition of Monogram International, Inc. and $0.3 million in capital expenditures.

Financing activities used $3.8 million in net cash due to the decrease in the working capital credit facilities and the installment payments against the Company's long term debt. In February 1999 the Company's TMI and GFK subsidiaries signed a new credit facility (the" AGREEMENT") with State Street Bank and Trust Company (the "BANK") and Congress Talcott Corporation ("CONGRESS") as collateral agent. Effective April 1, 1999, the rights and obligations of Congress under the Agreement were transferred to The CIT Group/Commercial Services, Inc. ("CIT"). The Agreement provides for a borrowing limit of up to $30.0 million. The first $25.0 million of borrowings are subject to a borrowing base formula of 80% of the factored accounts receivable at either a rate equal to the Bank's U.S. prime rate or LIBOR plus 1.75%. The Company has available to it a borrowing supplement of $5.0 million at a rate equal to either the Bank's U.S. prime rate or LIBOR plus 2.25%. The Agreement also establishes a letter of credit facility ("L/C") whereby the Company may request issuance of L/C's of up to $2.5 million as part of the overall availability. The entire credit line is secured by TMI's and GFK's factored accounts receivable, inventory and other assets and is guaranteed by Toymax. The Agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of June 30, 2000 the outstanding balance under the Agreement was $5.0 million and borrowing availability was approximately $1.1 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

In April 1999, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for a borrowing limit of up to approximately $2.3 million and is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of June 30, 2000 there was no outstanding balance under this facility.

In May 1999, Monogram entered into a credit agreement with SunTrust Bank to provide a $4.0 million revolving line of credit and a term loan with an original principal balance of approximately $0.8 million. The revolving line of credit is secured by substantially all assets of Monogram and is guaranteed by Toymax. Available borrowings against the revolving line of credit are limited to a percentage of eligible accounts receivable and finished goods inventory. As of June 30, 2000, the outstanding balance of the revolver and the term loan was approximately $2.8 million and $0.6 million, respectively. Effective August 1, 2000, the term loan was repaid and the balance of the credit agreement was renewed and extended through September 15, 2000. The Company is pursuing alternative financing options to replace the Monogram credit facility upon its expiration.

Effective April 5, 2000, the Company amended its agreement with Kidpower, Inc., a Tennessee corporation ("KIDPOWER"), to include the provision of advances from Kidpower to suppliers on behalf of Funnoodle of up to $1.0 million through May 15, 2000 as it pursued negotiations to factor and finance Funnoodle. Advances are payable, with interest at 8%, from the collection of Funnoodle accounts receivable. In May 2000, the Company finalized a non-recourse factoring facility with The CIT Group/Commercial Services (Asia), Limited (the "Factor") to advance up to the lesser of $5.0 million or 80% of eligible accounts receivable. Borrowings against the facility bear interest at the Factor's prime rate. As of June 30, 2000 the outstanding balance under the Agreement was $2.6 million and borrowing availability was approximately $2.4 million.

The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings under its banking arrangements. The Company expects to finance its longer-term growth primarily with cash flow from operations and with externally generated funds, which will likely include borrowings under its existing or future credit facilities. There can be no assurance that sufficient cash flows from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

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

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000 for descriptions of [Link Group International v. Toymax Inc., U.S. District Court for the District of Connecticut].

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of July 31, 2000, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,868.85.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2000, the Company will hold its Annual Meeting of Stockholders at which the stockholders will be asked to vote upon the following proposals:

1.   Proposal 1 - Election of Directors

2. Proposal 2 - Ratification of the Amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock of the Company, which may be issued under the 1997 Stock Option Plan.

3. Proposal 3 - Ratification of selection by the Company's Board of Directors of BDO Seidman, LLP as independent auditors of the Company for the year ended March 31, 2001.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits

                        None.

            b)  Reports on Form 8-K

                        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TOYMAX INTERNATIONAL, INC.
                                                          (Registrant)

                                         By   /s/ STEVEN A. LEBENSFELD
                                              ----------------------------------
                                                Steven A. Lebensfeld
                                                President and Director

                                         By   /s/ WILLIAM A. JOHNSON, JR.
                                              ----------------------------------
                                                 William A. Johnson, Jr.
                                                 Chief Financial Officer and
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer)

Date:  August 14, 2000