Form 10-Q
period 2000-09-30
TOYMAX INTERNATIONAL INC
filed 2000-11-14
CIK 1044010

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

(1)Yes     X     No
         -----      ------

(2)Yes     X     No
         -----      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, par value $.01, 10,598,108 as of November 10, 2000.

                  TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 2000

                                     INDEX

                                                                                Page
                PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
         September 30, 2000 (Unaudited) and March 31, 2000                        3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended September 30, 2000 and 1999 (Unaudited)       4

         Condensed Consolidated Statements of Cash Flows for the
         Three and Six Months Ended September 30, 2000 and 1999 (Unaudited)       5

         Notes to Unaudited Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              17

                  PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                       18

Item 2.  Changes in Securities and Use of Proceeds                               18

Item 3.  Defaults by the Company upon Its Senior Securities                      18

Item 4.  Submission of Matters to a Vote of Security Holders                     18

Item 5.  Other Information                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                        19

         Signatures                                                              20

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    SEPTEMBER 30,
                                                                2000           2000
---------------------------------------------------------   ------------  -------------
                                                                   (UNAUDITED)
ASSETS
CURRENT:
   Cash                                                     $ 4,543,823    $ 7,476,104
   Due from Factor                                           15,147,198     24,418,879
   Accounts receivable, less allowance for possible
      losses of $280,000 and $310,000                        12,303,499      7,224,514
   Due from affiliates                                          387,777        873,395
   Inventories                                               11,811,119     16,761,646
   Prepaid expenses and other current assets                  4,405,611      6,150,022
   Income tax refunds receivable                              2,877,890      2,852,570
   Deferred income taxes                                      2,407,945      2,407,945
---------------------------------------------------------   ------------  -------------
            TOTAL CURRENT ASSETS                             53,884,862     68,165,075
---------------------------------------------------------   ------------  -------------
PROPERTY AND EQUIPMENT, NET                                   5,872,905      5,946,582
INVESTMENT IN AND ADVANCES TO JOINT VENTURE                   2,314,720      1,922,658
DEFERRED INCOME TAXES                                         1,176,512      1,176,512
GOODWILL, net of amortization of $1,061,754 and $1,910,899   18,879,535     20,623,672
OTHER ASSETS, primarily prepaid advertising                   6,944,663      6,987,803
---------------------------------------------------------   ------------  -------------
                                                            $89,073,197   $104,822,302
---------------------------------------------------------   ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Bank credit facility                                     $14,029,044    $16,154,783
   Accounts payable                                          17,774,774      8,430,997
   Accrued expenses                                           6,570,002      8,238,194
   Accrued rebates and allowances                             5,061,656      5,938,316
   Due to affiliates                                          2,388,540     18,672,201
   Current portion of long-term obligations                     637,319         12,680
   Income taxes payable                                       1,260,651      2,719,104
---------------------------------------------------------   ------------  -------------
            TOTAL CURRENT LIABILITIES                        47,721,986     60,166,275
---------------------------------------------------------   ------------  -------------
LONG-TERM OBLIGATIONS                                            49,951         48,358
---------------------------------------------------------   ------------  -------------
            TOTAL LIABILITIES                                47,771,937     60,214,633
---------------------------------------------------------   ------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000
     shares authorized; none outstanding                             --             --
   Common stock, par value $.01 per share; 50,000,000
     shares authorized; 10,633,108 shares issued                106,331        106,331
   Additional paid-in capital                                23,120,275     23,120,275
   Retained earnings                                         18,267,695     21,574,104
     Treasury stock, 35,000 shares at cost                     (177,889)      (177,889)
   Accumulated other comprehensive income                       (15,152)       (15,152)
---------------------------------------------------------   ------------  -------------
            TOTAL STOCKHOLDERS' EQUITY                       41,301,260     44,607,669
---------------------------------------------------------   ------------  -------------
                                                            $89,073,197   $104,822,302
---------------------------------------------------------   ------------  -------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
----------------------------------------------   ----------------------------       ----------------------------
                                                    1999              2000             1999             2000
----------------------------------------------   ------------    ------------       ------------    ------------
NET SALES                                        $ 47,428,789    $ 48,423,719       $ 62,908,409    $ 74,504,738
----------------------------------------------   ------------    ------------       ------------    ------------
COSTS AND EXPENSES
   Cost of goods sold                              28,941,872      31,916,543         38,770,190      48,570,003
   Selling and administrative                      12,492,900      10,358,697         18,845,026      19,719,428
----------------------------------------------   ------------    ------------       ------------    ------------
                                                   41,434,772      42,275,240         57,615,216      68,289,431
----------------------------------------------   ------------    ------------       ------------    ------------
     OPERATING INCOME                               5,994,017       6,148,479          5,293,193       6,215,307
----------------------------------------------   ------------    ------------       ------------    ------------
OTHER INCOME (EXPENSES):
   Other income, net                                   73,485          95,561             98,973         146,243
   Interest income                                    106,720          80,658            257,713          86,649
   Interest expense                                  (118,897)       (454,119)          (170,349)       (740,336)
   Equity in loss of joint venture                         --        (184,028)                --        (315,669)
   Finance charges                                   (263,717)       (289,170)          (381,559)       (392,750)
----------------------------------------------   ------------    ------------       ------------    ------------
                                                     (202,409)       (751,098)          (195,222)     (1,215,863)
----------------------------------------------   ------------    ------------       ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES            5,791,608       5,397,381          5,097,971       4,999,444
Provision for income taxes                          1,633,952       1,842,182          1,299,559       1,693,035
----------------------------------------------   ------------    ------------       ------------    ------------
NET INCOME                                        $ 4,157,656     $ 3,555,199        $ 3,798,412     $ 3,306,409
----------------------------------------------   ------------    ------------       ------------    ------------
EARNINGS PER SHARE:
     BASIC                                        $      0.39     $      0.34        $      0.36     $      0.31
     DILUTED                                      $      0.38     $      0.34        $      0.36     $      0.31
----------------------------------------------   ------------    ------------       ------------    ------------
SHARES USED IN COMPUTING EARNINGS PER SHARE:
     BASIC                                         10,585,854      10,598,108         10,595,246      10,598,108
     DILUTED                                       10,802,260      10,598,108         10,693,730      10,598,108
----------------------------------------------   ------------    ------------       ------------    ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
--------------------------------------------------------------   ----------------------------
                                                                    1999              2000
--------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  3,798,412    $  3,306,409
--------------------------------------------------------------   ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                    1,690,141       2,412,209
   Bad debts                                                          113,585          30,003
   Equity in loss of joint venture                                         --         315,669
   Non-cash compensation -- issuance of warrants                       61,201              --
   Non-cash revenue -- barter credits                                (377,433)             --
   Changes in operating assets and liabilities:
        Due from Factor and accounts receivable                   (23,304,365)     (4,222,699)
        Due from affiliates                                          (107,414)       (485,618)
        Inventories                                                (6,029,435)     (4,950,527)
        Prepaid expenses and other                                 (3,219,265)     (1,938,592)
        Income tax refunds receivable                                 435,801          25,320
        Accounts payable and accruals                               4,578,467      (8,398,925)
        Due to affiliates                                          11,714,919      16,283,661
        Income taxes payable                                          914,083       1,458,453
--------------------------------------------------------------   ------------    ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (9,731,303)      3,835,363
--------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                           (1,920,670)     (1,410,668)
   Proceeds from disposals of property and equipment                    9,793              --
   Business acquisitions                                           (6,907,661)       (991,921)
--------------------------------------------------------------   ------------    ------------
      NET CASH USED IN INVESTING ACTIVITIES                        (8,818,538)     (2,402,589)
--------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank credit facility                     16,090,042       2,125,739
   Increase (decrease) in long-term obligations                      (118,778)       (626,232)
   Purchase of treasury stock                                        (177,889)             --
--------------------------------------------------------------   ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    15,793,375       1,499,507
--------------------------------------------------------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,756,466)      2,932,281
CASH AND CASH EQUIVALENTS, beginning of period                     18,469,027       4,543,823
--------------------------------------------------------------   ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                         $ 15,712,561     $ 7,476,104
--------------------------------------------------------------   ------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                               $    115,044     $   733,588
     Income taxes paid                                           $    634,973     $   615,986
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
     Accrual of additional acquisition costs                     $  1,450,000     $ 1,600,000
--------------------------------------------------------------   ------------    ------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
SEPTEMBER 30, 1999 AND 2000

NOTE 1 -- BASIS OF FINANCIAL STATEMENT PRESENTATION

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

NOTE 2 -- EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

     Options and warrants to purchase an aggregate of 2,738,620 shares of common stock were outstanding at September 30, 2000. Such options and warrants are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 3 -- COMPREHENSIVE INCOME

     Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three and six months ended September 30, 1999 and September 30, 2000 is the same as the reported net income.

NOTE 4 -- RECENT ACCOUNTING STANDARDS

     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133, as amended, is effective for fiscal years beginning after September 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that the adoption of SFAS No. 133 will not have any effect on its results of operations and financial position as it does not use derivative financial instruments.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
SEPTEMBER 30, 1999 AND 2000

NOTE 5 -- SEGMENT AND GEOGRAPHIC DATA

     The Company operates two reportable segments: Toymax Brands (primarily consists of Toymax Inc., Toymax (H.K.) Limited and the Company's equity investment in Yaboom Limited ("Yaboom")) and Toymax Enterprises (which consists of Go Fly A Kite, Inc. ("GFK"), Candy Planet, a division of Toymax Inc., Monogram International, Inc. ("Monogram"), and Funnoodle, Inc. ("Funnoodle")).

     The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three and six months ended September 30, 1999 and 2000:

        ------------------------------------------ ---------------- -------------- ----------------
                                                                       TOYMAX
        THREE MONTHS ENDED SEPTEMBER 30, 1999        TOYMAX BRANDS    ENTERPRISES     CONSOLIDATED
        ------------------------------------------ ---------------- -------------- ----------------
        Revenues-Net sales                             $37,361,542    $10,067,247    $ 47,428,789
        Income (loss) before income tax expense          6,073,717       (282,109)      5,791,608
        Identifiable assets                             82,118,415     23,238,673     105,357,088
        Interest income                                    105,616          1,104         106,720
        Interest expense                                    40,781         78,116         118,897
        Depreciation and amortization                      437,465        656,711       1,094,176
        Capital expenditures                             1,379,475        235,749       1,615,224
        ------------------------------------------ ---------------- -------------- ----------------

        ------------------------------------------ ---------------- --------------- -----------------
                                                                        TOYMAX
        THREE MONTHS ENDED SEPTEMBER 30, 2000        TOYMAX BRANDS    ENTERPRISES       CONSOLIDATED
        ------------------------------------------ ---------------- --------------- -----------------
        Revenues-Net sales                             $40,545,349     $ 7,878,370     $ 48,423,719
        Income (loss) before income tax expense          7,513,305      (2,115,924)       5,397,381
        Identifiable assets                             70,050,980      34,771,322      104,822,302
        Interest income                                     64,564          16,094           80,658
        Interest expense                                   390,840          63,279          454,119
        Depreciation and amortization                      513,986         753,908        1,267,894
        Capital expenditures                               892,357         107,150          999,507
        ------------------------------------------ ---------------- --------------- -----------------

        ------------------------------------------ ---------------- -------------- ----------------
                                                                       TOYMAX
        SIX MONTHS ENDED SEPTEMBER 30, 1999         TOYMAX BRANDS    ENTERPRISES     CONSOLIDATED
        ------------------------------------------ ---------------- -------------- ----------------
        Revenues-Net sales                             $46,754,208     $16,154,201    $ 62,908,409
        Income (loss) before income tax expense          4,762,406         335,565       5,097,971
        Identifiable assets                             82,118,415      23,238,673     105,357,088
        Interest income                                    255,755           1,958         257,713
        Interest expense                                    63,788         106,561         170,349
        Depreciation and amortization                      786,008         904,133       1,690,141
        Capital expenditures                             1,639,256         281,414       1,920,670
        ------------------------------------------ ---------------- -------------- ----------------

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
SEPTEMBER 30, 1999 AND 2000

        ------------------------------------------ ---------------- --------------- -----------------
                                                                       TOYMAX
        SIX MONTHS ENDED SEPTEMBER 30, 2000          TOYMAX BRANDS    ENTERPRISES       CONSOLIDATED
        ------------------------------------------ ---------------- --------------- -----------------
        Revenues-Net sales                             $48,535,807     $25,968,931      $ 74,504,738
        Income (loss) before income tax expense          5,732,752        (733,308)        4,999,444
        Identifiable assets                             70,050,980      34,771,322       104,822,302
        Interest income                                     70,556          16,093            86,649
        Interest expense                                   566,934         173,402           740,336
        Depreciation and amortization                      985,434       1,426,775         2,412,209
        Capital expenditures                             1,140,408         270,260         1,410,668
        ------------------------------------------ ---------------- --------------- -----------------

NOTE 6 -- INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Inventories consist principally of purchased finished goods.

NOTE 7 -- INCOME TAXES

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

NOTE 8 -- BUSINESS ACQUISITIONS AND JOINT VENTURES

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

     In November 1999, Funnoodle acquired the Funnoodle product line from Kidpower, Inc. ("Kidpower"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a highly recognized consumer brand of pool and backyard water recreational products which include the original Funnoodle(R) water toys, floating pool mats, lawn sprinkler toys and exercise mats. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments of Kidpower in an amount of $500,000, plus up to $7.0 million payable to Kidpower after the closing if certain contingencies occur. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. The funding for the acquisition was out of the working capital of the Company. Based on the occurrence of certain contingencies contained in the acquisition agreement, the Company recorded approximately $2.6 million as additional goodwill in the quarter ended
September 30, 2000, of which approximately $1 million was paid in September
2000 and $1 million was paid in October 2000.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
SEPTEMBER 30, 1999 AND 2000

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

     On a pro forma basis, reflecting the acquisition of Monogram and Funnoodle as if they had taken place at the beginning of fiscal 1999 and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for the three and six months ended September 30, 1999 and 2000 are as follows:

--------------------------------------- --------------- ----------------- ---------------- -----------------
                                        THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
--------------------------------------- --------------------------------- ----------------------------------
                                             1999             2000             1999              2000
--------------------------------------- --------------- ----------------- ---------------- -----------------
Net sales                                  $47,597,138       $48,423,719      $75,981,550      $74,504,738
Net income                                   4,087,235         3,555,199        4,688,241        3,306,409
--------------------------------------- --------------- ----------------- ---------------- -----------------
Earnings per share:
     Basic                                       $0.39             $0.34            $0.44            $0.31
     Diluted                                     $0.38             $0.34            $0.44            $0.31
--------------------------------------- --------------- ----------------- ---------------- -----------------

     In October 1999, the Company and a private investor formed Yaboom, a joint venture. The Company's investment in Yaboom includes $1.5 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom was formed to develop, manufacture and market innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and the private investor each own fifty percent of Yaboom. The Company recorded $1.5 million of goodwill in connection with the investment, of which $150,080 has been amortized as of September 30, 2000. The Company has accounted for the joint venture using the equity method and intends to permanently reinvest the earnings derived from the joint venture.

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

MARKETPLACE RISKS

     o Dependence on the timely development, introduction and customer acceptance of new products, which may affect Toymax's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market

     o Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Toymax's products

     o Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Toymax's products and the costs associated with manufacturing and distributing these products

      o   Failure to successfully integrate recent acquisitions

FINANCIAL CONSIDERATIONS

      o Significant changes in interest rates, both domestically and internationally, which may negatively affect Toymax's cost of financing its operations

      o   Currency fluctuations, which may affect Toymax's reportable income

OTHER RISKS

      o Development of new technologies, including the Internet, which may create new risks to Toymax's ability to protect its intellectual property rights

      o Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Toymax

      o Other factors and risks that may be described from time to time in Toymax's public announcements and filings with the Securities and Exchange Commission

RESULTS OF OPERATIONS

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


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales for the quarter ended September 30, 2000 increased to $48.4 million from $47.4 million for the quarter ended September 30, 1999, an increase of $1.0 million, or 2.1%.

     Net sales of Toymax Brands for the quarter ended September 30, 2000 increased 8.5% to $40.5 million, or 83.7% of total net sales, from $37.3 million, or 78.8% of total net sales for the quarter ended September 30, 1999. The increase in net sales was primarily due to an increase in international sales.

     Net sales of Toymax Enterprises for the quarter ended September 30, 2000 decreased 21.7% to $7.9 million, or 16.3% of total net sales, from $10.1 million, or 21.2% of total net sales for the quarter ended September 30, 1999. The decrease in net sales was primarily the result of a decrease in licensed gift and novelty sales, which was partially offset by an increase in kite and water product sales.

     GROSS PROFIT. Gross profit for the quarter ended September 30, 2000, decreased by $2.0 million, or 10.7%, to $16.5 million, or 34.1% of net sales, from $18.5 million, or 39.0% of net sales, for the quarter ended September 30, 1999.

     The gross profit of Toymax Brands remained level at $14.5 million, while the gross margin decreased to 35.8% from 39.0% of net sales for the quarter ended September 30, 1999. The decrease in gross margin is primarily attributable to the increase in sales promotional expenses and the product mix of domestic sales. The gross profit of Toymax Enterprises decreased by $1.9 million, or 49.3%, to $2.0 million, or 25.3% of net sales, from $3.9 million, or 39.1% of net sales in the quarter ended September 30, 1999. The decrease in gross margin is primarily attributable to the effect of price reductions on certain licensed candy products and the effect of end of season sales of the Company's water products.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended September 30, 2000 decreased by $2.1 million, or 17.1%, to $10.4 million from $12.5 million for the quarter ended September 30, 1999, while decreasing as a percentage of net sales from 26.3% to 21.4%.

     Selling and administrative expenses of Toymax Brands for the quarter ended September 30, 2000 decreased by $1.9 million, or 23.6%, to $6.4 million, or 15.7% of net sales, from $8.3 million, or 22.3% of net sales for the quarter ended September 30, 1999. The decrease was primarily due to lower advertising costs, royalty expense and professional fees in the period. Selling and administrative expenses of Toymax Enterprises for the quarter ended September 30, 2000 decreased to $4.0 million from $4.2 million, despite the addition of operating expenses related to the businesses acquired in the second half of fiscal 2000, which include the amortization of goodwill and other intangibles assets.

     OPERATING INCOME. As a result of the foregoing, operating income for the quarter ended September 30, 2000 increased by $0.2 million, or 2.6%, to $6.2 million from $6.0 million for the quarter ended September 30, 1999.

     Operating income for Toymax Brands increased by $1.9 million, or 31.0%, to $8.1 million from $6.2 million for the quarter ended September 30, 1999. The operating loss for Toymax Enterprises increased by $1.8 million, to $2.0 million from $0.2 million for the quarter ended September 30, 1999.

     OTHER EXPENSE, NET. Net other expense for the quarter ended September 30, 2000 was $0.4 million, compared to $0.2 million for the quarter ended September 30, 1999. The increase in net other expense was primarily attributable to the inclusion of the Company's equity in the net loss of Yaboom.

     INTEREST INCOME (EXPENSE), NET. Net interest expense for the quarter ended September 30, 2000 was $0.4 million, compared to $0.01 million for the quarter ended September 30, 1999. The increase in net interest expense was primarily due to the Company's acquisitions being paid out of working capital. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram.

     INCOME (LOSS) BEFORE TAXES. Income before taxes for the quarter ending September 30, 2000 decreased by $0.4 million, or 6.8%, to $5.4 million, compared to $5.8 million for the quarter ended September 30, 1999. Income before taxes for Toymax Brands increased by $1.4 million, or 23.8%, to $7.5 million, compared to $6.1 million for the quarter ended September 30, 1999. The pre-tax loss for Toymax Enterprises increased by $1.8 million, or to $2.1 million, compared to $0.3 million for the quarter ended September 30, 1999.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ending September 30, 2000 increased to 34.1% from 28.2% for the quarter ended September 30, 1999 due to a higher proportion of income derived from the Company's U.S. based businesses, which are subject to higher tax rates.

     NET INCOME. As a result of the foregoing, net income for the quarter ended September 30, 2000 decreased $0.6 million, or 14.5%, to $3.6 million, or $0.34 per diluted share, from $4.2 million, or $0.38 per diluted share, for the quarter ended September 30, 1999.


SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Net sales for the six months ended September 30, 2000 increased $11.6 million, or 18.4% to $74.5 million from $62.9 million for the six months ended September 30, 1999.

     Net sales of Toymax Brands for the six months ended September 30, 2000 increased 3.8% to $48.5 million, or 65.1% of total net sales, from $46.8 million, or 74.3% of total net sales for the six months ended September 30, 1999. The increase in net sales was primarily due to an increase in international sales.

     Net sales of Toymax Enterprises for the six months ended September 30, 2000 increased 60.8% to $26.0 million, or 34.9% of total net sales, from $16.1 million, or 25.7% of total net sales for the six months ended September 30, 1999 primarily as a result of the acquisition of Funnoodle during the latter part of fiscal 2000.

     GROSS PROFIT. Gross profit for the six months ended September 30, 2000, increased by $1.8 million, or 7.4%, to $25.9 million, or 34.8% of net sales, from $24.1 million, or 38.4% of net sales, for the six months ended September 30, 1999.

     The gross profit of Toymax Brands decreased by $0.7 million, or 3.9%, to $17.2 million, or 35.4% of net sales, from $17.9 million, or 38.2% of net sales for the six months ended September 30, 1999. The decrease in gross margin is primarily attributable to the increase in sales promotional expenses and the product mix of domestic sales. The gross profit of Toymax Enterprises increased by $2.5 million, or 39.7%, to $8.8 million, or 33.8% of net sales, from $6.3 million, or 38.9% of net sales in the six months ended September 30, 1999, primarily as a result of the increase in sales volume attributable to the acquisition of Funnoodle.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the six months ended September 30, 2000 increased by $0.9 million, or 4.6%, to $19.7 million, or 26.5% of net sales, from $18.8 million for the six months ended September 30, 1999, or 30.0% of net sales.

     Selling and administrative expenses of Toymax Brands for the six months ended September 30, 2000 decreased by $2.5 million, or 19.4%, to $10.5 million, or 21.6% of net sales, from $13.0 million, or 27.9% of net sales for the six months ended September 30, 1999. The decrease was primarily due to lower advertising costs, royalty expense and professional fees. Selling and administrative expenses of Toymax Enterprises for the six months ended September 30, 2000 increased by $3.4 million, or 58.6%, to $9.2 million, or 35.5% of net sales, from $5.8 million, or 36.0% of net sales for the six months ended September 30, 1999. The increase in expenses was primarily due to the operating expenses related to the acquisition of Monogram and the Funnoodle product line, which include the amortization of goodwill and intangibles related to the acquisitions.

     OPERATING INCOME. As a result of the foregoing, operating income for the six months ended September 30, 2000 increased by $0.9 million, or 17.4%, to $6.2 million from $5.3 million for the six months ended September 30, 1999.

     Operating income for Toymax Brands increased by $1.8 million, or 38.0%, to $6.6 million from $4.8 million for the six months ended September 30, 1999. Operating income for Toymax Enterprises decreased by $0.9 million to an operating loss of $0.4 million from an operating profit of $0.5 million for the six months ended September 30, 1999.

     OTHER INCOME (EXPENSE), NET. Net other expense for the six months ended September 30, 2000 was $0.6 million, compared to $0.3 million for the six months ended September 30, 1999. The increase in net other expense was primarily attributable to the inclusion of the Company's equity in the net loss of Yaboom.

     INTEREST INCOME (EXPENSE), NET. Net interest expense for the six months ended September 30, 2000 was $0.7 million, compared to net interest income of $0.09 million for the six months ended September 30, 1999. The increase in net interest expense was primarily due to the Company's acquisitions being paid out of working capital. In addition, the Company assumed some short-term indebtedness in conjunction with the acquisition of Monogram.

     INCOME (LOSS) BEFORE TAXES. Income before taxes for the six months ending September 30, 2000 decreased by $0.1 million, or 1.9%, to $5.0 million, compared to $5.1 million for the six months ended September 30, 1999. Income before taxes for Toymax Brands increased by $1.0 million, or 20.4%, to $5.7 million, compared to $4.8 million for the six months ended September 30, 1999. Income before taxes for Toymax Enterprises decreased by $1.1 million to a loss of $0.7 million, compared to income before taxes of $0.3 million for the six months ended September 30, 1999.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ending September 30, 2000 increased to 33.9% from 25.5% for the six months ended September 30, 1999 due to a higher proportion of income derived from the Company's U.S. based businesses, which are subject to higher tax rates.

     NET INCOME. As a result of the foregoing, net income for the six months ended September 30, 2000 decreased to $3.3 million, or $0.31 per diluted share, from $3.8 million, or $0.36 per diluted share, for the six months ended September 30, 1999, a decrease of $0.5 million or 13.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the six months ended September 30, 2000 cash and cash equivalents increased $2.9 million to $7.5 million.

The Company's operating activities provided net cash of approximately $3.8 million, as compared to $9.7 million used in operations in the six months ended September 30, 1999. The increase was primarily due to the increase in due to affiliates, which was partially offset by the increase in due from factor, accounts receivable and inventories and the decrease in accounts payable. The changes in the net assets are primarily attributable to the increase in sales for the period and the seasonal effects of the business.

Investing activities used $2.4 million in net cash, as compared to $8.8 million in the six months ended September 30, 1999. Investing activities in the current period consisted of capital expenditures of $1.4 million, principally for the purchase of tooling for new products and equipment, and the payment of $1.0 million of additional purchase price for the Funnoodle product line. Investing activities in the prior year period included $6.9 million related to the acquisition of Monogram International, Inc. and $1.9 million in capital expenditures.

Financing activities provided $1.5 million in net cash due to the increase in the working capital credit facilities and payments against the Company's long term debt. The Company's TMI and GFK subsidiaries' credit facility (the" AGREEMENT") provides for a borrowing limit of up to $30.0 million. The first $25.0 million of borrowings are subject to availability according to a borrowing base formula based on factored accounts receivable at either a rate equal to the Bank's U.S. prime rate or LIBOR plus 1.75%. The Company has available to it a borrowing supplement of $5.0 million at a rate equal to either the Bank's U.S. prime rate or LIBOR plus 2.25%. The Agreement also establishes a letter of credit facility ("L/C") whereby the Company may request issuance of L/C's of up to $2.5 million as part of the overall availability. The entire credit line is secured by TMI's and GFK's factored accounts receivable, inventory and other assets and is guaranteed by Toymax. The Agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of September 30, 2000, the outstanding balance under the Agreement was $16.0 million and borrowing availability was approximately $2.0 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

In April 2000, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides a line of credit of $500,000 and a letter of credit guarantee of up to approximately $2.3 million. The facility is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of September 30, 2000, there was approximately $23,000 outstanding under this facility.

In May 1999, Monogram entered into a credit agreement with SunTrust Bank to provide a $4.0 million revolving line of credit and a term loan with an original principal balance of approximately $0.8 million. The term loan was repaid in August 2000 and the outstanding balance of the revolver was repaid in September 2000.

Effective April 5, 2000, the Company amended its agreement with Kidpower, Inc., a Tennessee corporation ("KIDPOWER"), to include the provision of advances from Kidpower to suppliers on behalf of Funnoodle of up to $1.0 million through May 15, 2000 as it pursued negotiations to factor and finance Funnoodle. In May 2000, the Company finalized a non-recourse factoring facility with The CIT Group/Commercial Services (Asia), Limited (the "Factor") to advance up to the lesser of $5.0 million or 80% of eligible accounts receivable. Borrowings against the facility bear interest at the Factor's prime rate. As of September 30, 2000, there were no borrowings outstanding under the Agreement and borrowing availability was approximately $0.2 million.

The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings under its banking arrangements. The Company expects to finance its longer-term growth primarily with cash flow from operations and with externally generated funds, which will likely include borrowings under its existing or future credit facilities. The Company is pursuing negotiations to consolidate financing for its domestic operations into a combined credit facility. In addition, the Company expects to issue a private placement of common stock, in connection with which a portion of the proceeds were received in the subsequent period. There can be no assurance that sufficient cash flows from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.


NEW ACCOUNTING STANDARDS
------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bullletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of SAB 101 to have a material effect on its results of operations and financial position.

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

FOREIGN CURRENCY RISK

While the Company's product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors of Tai Nam Industrial Company Limited, the Company's purchasing agent, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such a fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in China, and thereby have a negative impact on the Company.

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

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of November 10, 2000, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,868.85.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2000, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the meeting, either in person or by proxy, was 6,840,149 shares (64.5% of the outstanding shares of Common Stock). The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

1.   Proposal 1 -- Election of Directors

     The following person(s) were elected as director(s) as follows:

       NAME                     CLASS      FOR         WITHHELD
       ----                     -----      ---         --------
       Steven A. Lebensfeld       2      6,641,387      198,762
       Oren Asher                 2      6,641,287      198,862

2. Proposal 2 -- Ratification of the Amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock of the Company, which may be issued under the 1997 Stock Option Plan.

              FOR              AGAINST             WITHHELD
              ---              -------             --------
           6,631,065           209,084                --


3. Proposal 3 -- Ratification of selection by the Company's Board of Directors of BDO Seidman, LLP as independent auditors of the Company for the year ended March 31, 2001.

              FOR              AGAINST             WITHHELD
              ---              -------             --------
           6,821,029            18,620               500


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


                                       TOYMAX INTERNATIONAL, INC.
                                               (Registrant)


                                        By   /s/ STEVEN A. LEBENSFELD
                                           ------------------------------------
                                            Steven A. Lebensfeld
                                            Chief Executive Officer and Director

                                        By   /s/ WILLIAM A. JOHNSON, JR.
                                           ------------------------------------
                                             William A. Johnson, Jr.
                                             Chief Financial Officer and
                                             Treasurer (Principal Financial
                                             and Accounting Officer)


Date:  November 14, 2000