Form 10-Q
period 2000-12-31
TOYMAX INTERNATIONAL INC
filed 2001-02-14
CIK 1044010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                For the quarterly period ended December 31, 2000

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

      Common stock, par value $.01, 12,131,441 as of February 9, 2001.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 2000

                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
        December 31, 2000 (Unaudited) and March 31, 2000                      3

        Condensed Consolidated Statements of Operations for the
        Three and Nine Months Ended December 31, 2000 and 1999 (Unaudited)    4

        Condensed Consolidated Statements of Cash Flows for the
        Three and Nine Months Ended December 31, 2000 and 1999 (Unaudited)    5

        Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk            18

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 2. Changes in Securities and Use of Proceeds                             19

Item 3. Defaults by the Company upon Its Senior Securities                    19

Item 4. Submission of Matters to a Vote of Security Holders                   19

Item 5. Other Information                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      20

        Signatures                                                            21

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,          December 31,
                                                                                                      2000                 2000
====================================================================================================================================
Assets                                                                                                                 (Unaudited)
Current:
   Cash                                                                                           $  4,543,823         $  5,144,433
   Due from Factor                                                                                  15,147,198           28,621,077
   Accounts receivable, less allowance for possible
      losses of $280,000 and $317,000                                                               12,303,499            4,073,677
   Due from affiliates                                                                                 387,777              603,553
   Inventories                                                                                      11,811,119           10,908,706
   Prepaid expenses and other current assets                                                         4,405,611            4,754,278
   Income tax refunds receivable                                                                     2,877,890            2,948,158
   Deferred income taxes                                                                             2,407,945            2,407,945
------------------------------------------------------------------------------------------------------------------------------------
                    Total current assets                                                            53,884,862           59,461,827
------------------------------------------------------------------------------------------------------------------------------------

Property and equipment, net                                                                          5,872,905            6,038,965
Investment in and advances to joint venture                                                          2,314,720            1,853,804
Deferred income taxes                                                                                1,176,512            1,176,512
Goodwill, net of amortization of $1,061,754 and $2,305,147                                          18,879,535           20,229,425
Other assets, primarily prepaid advertising                                                          6,944,663            5,973,117
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 89,073,197         $ 94,733,650
====================================================================================================================================

Liabilities and Stockholders' Equity
Current:
   Bank credit facility                                                                           $ 14,029,044         $ 14,734,022
   Accounts payable                                                                                 17,774,774            8,369,295
   Accrued expenses                                                                                  6,570,002           10,784,842
   Accrued rebates and allowances                                                                    5,061,656            5,169,998
   Due to affiliates                                                                                 2,388,540            6,914,681
   Current portion of long-term obligations                                                            637,319               30,692
   Income taxes payable                                                                              1,260,651            1,300,768
------------------------------------------------------------------------------------------------------------------------------------
                    Total current liabilities                                                       47,721,986           47,304,298
------------------------------------------------------------------------------------------------------------------------------------

Long-term obligations                                                                                   49,951               16,316
------------------------------------------------------------------------------------------------------------------------------------
                    Total liabilities                                                               47,771,937           47,320,614
------------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                                           --              363,867
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
         none outstanding                                                                                   --                   --
   Common stock, par value $.01 per share; 50,000,000 shares authorized;
         10,633,108 and 12,166,441 shares issued                                                       106,331              121,664
   Additional paid-in capital                                                                       23,120,275           27,144,942
   Retained earnings                                                                                18,267,695           19,975,604
   Treasury stock, 35,000 shares at cost                                                              (177,889)            (177,889)
   Accumulated other comprehensive income                                                              (15,152)             (15,152)
------------------------------------------------------------------------------------------------------------------------------------
                     Total stockholders' equity                                                     41,301,260           47,049,169
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $ 89,073,197         $ 94,733,650
====================================================================================================================================

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                             December 31,                     December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                        1999             2000             1999            2000
====================================================================================================================================
Net sales                                                          $  50,086,501    $  38,914,007    $ 112,994,910    $ 113,418,745
------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses
    Cost of goods sold                                                31,483,099       23,040,316       70,253,289       71,610,318
    Selling and administrative                                        22,114,481       17,578,041       40,959,507       37,297,469
------------------------------------------------------------------------------------------------------------------------------------
                                                                      53,597,580       40,618,357      111,212,796      108,907,787
------------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                                          (3,511,079)      (1,704,350)       1,782,114        4,510,958
------------------------------------------------------------------------------------------------------------------------------------
Other income (expenses):
    Other income, net                                                    712,006          211,596          810,979          357,839
    Interest income                                                      151,125           78,055          408,838          164,704
    Interest expense                                                    (656,155)        (399,092)        (826,504)      (1,139,428)
    Equity in income (loss) of joint venture                             401,396          (31,337)         401,396         (347,006)
    Finance charges                                                     (273,430)        (244,752)        (654,989)        (637,502)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         334,942         (385,530)         139,720       (1,601,393)
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes and minority interest               (3,176,137)      (2,089,880)       1,921,834        2,909,565
Provision (benefit) for income taxes                                  (1,003,585)        (395,247)         295,974        1,297,789
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                (2,172,552)      (1,694,633)       1,625,860        1,611,776
Minority interest                                                             --           96,133               --           96,133
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $  (2,172,552)   $  (1,598,500)   $   1,625,860    $   1,707,909
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                                         $       (0.20)   $       (0.14)   $        0.15    $        0.16
     Diluted                                                       $       (0.20)   $       (0.14)   $        0.15    $        0.16
====================================================================================================================================

Shares used in computing earnings per share:
     Basic                                                            10,598,108       11,814,050       10,596,203       11,003,422
     Diluted                                                          10,598,108       11,814,050       10,716,670       11,003,422
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                              December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1999                2000
====================================================================================================================================
Cash flows from operating activities:
Net income                                                                                         $  1,625,860        $  1,707,909
------------------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                      2,976,879           3,688,694
   Minority interest                                                                                         --             (96,133)
   Bad debts                                                                                            167,420              (3,151)
   Equity in (income) loss of joint venture                                                            (401,395)            347,006
   Non-cash compensation - issuance of warrants                                                          61,201                  --
   Non-cash revenue - barter credits                                                                   (377,521)                 --
   Changes in operating assets and  liabilities:
        Due from Factor and accounts receivable                                                     (35,472,286)         (5,240,906)
        Due from affiliates                                                                             (58,366)           (215,776)
        Inventories                                                                                  (5,483,859)            902,413
        Prepaid expenses and other                                                                   (1,465,160)            393,800
        Income tax refunds receivable                                                                  (506,948)            (70,268)
        Accounts payable and accruals                                                                18,838,072          (5,182,297)
        Due to affiliates                                                                             5,388,861           4,526,141
        Income taxes payable                                                                            389,833              40,117
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                                         (14,317,409)            797,549
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                             (2,759,063)         (2,269,733)
   Proceeds from disposals of property and equipment                                                     10,103                  --
   Business acquisitions, investments and advances                                                  (19,316,842)         (2,591,922)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                       (22,065,802)         (4,861,655)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase (decrease) in bank credit facility                                                       27,451,035             704,978
   Increase (decrease) in  long-term obligations                                                       (644,633)           (640,262)
   Proceeds from private placement of common stock                                                           --           4,600,000
   Purchase of treasury stock                                                                          (177,889)                 --
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                                    26,628,513           4,664,716
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                 (9,754,698)            600,610
Cash and cash equivalents, beginning of period                                                       18,469,027           4,543,823
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                           $  8,714,329        $  5,144,433
====================================================================================================================================
Supplemental cash flow information:
     Interest paid                                                                                 $    632,265        $  1,132,786
     Income taxes paid                                                                             $    230,335        $  1,680,760
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

Toymax International, Inc. and Subsidiaries o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
December 31, 1999 and 2000

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

      Options and warrants to purchase an aggregate of 2,275,750 shares of common stock were outstanding at December 31, 2000. Such options and warrants are not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

      Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three and nine months ended December 31, 1999 and December 31, 2000 is the same as the reported net income.

NOTE 4 - RECENT ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 will not have a material effect on the Company's results of operations and financial position.

Toymax International, Inc. and Subsidiaries o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
December 31, 1999 and 2000

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

      The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three and nine months ended December 31, 1999 and 2000:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Toymax              Toymax
Three Months Ended December 31, 1999                                             Brands            Enterprises        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues-Net sales                                                            $  35,429,069       $  14,657,432       $  50,086,501
Income (loss) before income tax expense                                          (5,249,957)          2,073,820          (3,176,137)
Identifiable assets                                                              83,955,255          37,608,715         121,563,970
Interest income                                                                     153,862              (2,737)            151,125
Interest expense                                                                    579,281              76,874             656,155
Depreciation and amortization                                                       471,743             814,995           1,286,738
Capital expenditures                                                                356,983             481,410             838,393
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Toymax              Toymax
Three Months Ended December 31, 2000                                             Brands            Enterprises        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues-Net sales                                                            $  32,012,966       $   6,901,041       $  38,914,007
Income (loss) before income tax expense and minority
   interest                                                                         314,502          (2,404,382)         (2,089,880)
Identifiable assets                                                              71,829,174          22,904,476          94,733,650
Interest income                                                                      76,523               1,532              78,055
Interest expense                                                                    338,213              60,879             399,092
Depreciation and amortization                                                       529,866             746,619           1,276,485
Capital expenditures                                                                704,045             155,020             859,065
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Toymax              Toymax
Nine Months Ended December 31, 1999                                              Brands            Enterprises        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues-Net sales                                                            $  82,183,277       $  30,811,633       $ 112,994,910
Income (loss) before income tax expense                                            (490,009)          2,411,843           1,921,834
Identifiable assets                                                              83,955,255          37,608,715         121,563,970
Interest income                                                                     409,617                (779)            408,838
Interest expense                                                                    643,069             183,435             826,504
Depreciation and amortization                                                     1,257,751           1,719,128           2,976,879
Capital expenditures                                                              1,996,239             762,824           2,759,063
====================================================================================================================================

Toymax International, Inc. and Subsidiaries o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
December 31, 1999 and 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Toymax              Toymax
Nine Months Ended December 31, 2000                                              Brands            Enterprises        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Revenues-Net sales                                                            $  80,548,773       $  32,869,972       $ 113,418,745
Income (loss) before income tax expense and minority
   interest                                                                       6,047,255          (3,137,690)          2,909,565
Identifiable assets                                                              71,829,174          22,904,476          94,733,650
Interest income                                                                     147,079              17,625             164,704
Interest expense                                                                    905,147             234,281           1,139,428
Depreciation and amortization                                                     1,515,300           2,173,394           3,688,964
Capital expenditures                                                              1,844,453             425,280           2,269,733
====================================================================================================================================

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

NOTE 8 - BANK CREDIT FACILITIES

      In December 2000, the Company replaced the Toymax Inc. ("TMI") and Go Fly A Kite, Inc. ("GFK") subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate or LIBOR plus 2.50%. The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of December 31, 2000, the outstanding balance under the Agreement was $14.0 million and borrowing availability was approximately $8.4 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

NOTE 9 - PRIVATE PLACEMENT OF SECURITIES

      In December 2000, the Company announced the private placement of $4.6 million for the purchase of common stock of Toymax and one of its subsidiaries had been accepted. Pursuant to the offering, the Company offered units at $300,000 per unit consisting of 100,000 shares of Toymax common stock and 3 million shares of a subsidiary that is developing wireless communication products for children and young adults. Through December 31, 2000, 1,533,333 million shares of common stock of Toymax and approximately 46 million shares common stock of the subsidiary had been issued. The Company retains controlling interest in the subsidiary.

Toymax International, Inc. and Subsidiaries o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
December 31, 1999 and 2000

NOTE 10 - BUSINESS ACQUISITIONS AND JOINT VENTURES

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

      In November 1999, the Company acquired the Funnoodle product line from Kidpower, Inc. ("Kidpower"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a highly recognized consumer brand of pool and backyard water recreational products which include the original Funnoodle(R) water toys, floating pool mats, lawn sprinkler toys and exercise mats. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments of Kidpower in an amount of $500,000, plus up to $7.0 million payable to Kidpower after the closing if certain contingencies occur. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. The funding for the acquisition was out of the working capital of the Company. Based on the occurrence of certain contingencies contained in the acquisition agreement, the Company recorded approximately $2.6 million as additional goodwill in the nine months ended December 31, 2000, of which approximately $2.2 million was paid prior to December 31, 2000 and the balance was paid in January 2001.

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

      On a pro forma basis, reflecting the acquisition of Monogram and Funnoodle as if they had taken place at the beginning of fiscal 1999 and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for the three and nine months ended December 31, 1999 and 2000 are as follows:

------------------------------------------------------------------------------------------------------------
                                        Three Months Ended December 31,    Nine Months Ended December 31,
------------------------------------------------------------------------------------------------------------
                                             1999             2000             1999              2000
------------------------------------------------------------------------------------------------------------
Net sales                                  $50,086,501      $ 38,914,007     $126,068,051       $113,418,745
Net income (loss)                           (2,356,843)       (1,598,500)       2,331,398          1,707,909
------------------------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                      $(0.22)          $(0.14)            $0.22              $0.16
     Diluted                                    $(0.22)          $(0.14)            $0.22              $0.16
------------------------------------------------------------------------------------------------------------

Toymax International, Inc. and Subsidiaries o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
December 31, 1999 and 2000

      In October 1999, the Company and a private investor formed Yaboom, a joint venture. The Company's investment in Yaboom includes $1.5 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom was formed to develop, manufacture and market innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and the private investor each own fifty percent of Yaboom. The Company recorded $1.5 million of goodwill in connection with the investment, of which $187,597 has been amortized as of December 31, 2000. The Company has accounted for the joint venture using the equity method and intends to permanently reinvest the earnings derived from the joint venture.

      In fiscal 2001, the Company formed a subsidiary to develop wireless communication products for children and young adults. Pursuant to a private placement in the third quarter of fiscal 2001, the Company sold a minority interest in the subsidiary. Minority interest represents the minority shareholders' proportionate share of the loss and equity of the subsidiary. The results of operations of the subsidiary were not material for any of the periods presented.

NOTE 11 - LITIGATION SETTLEMENT

      TMI and Link Group International have settled (the "Settlement") the litigation captioned as more particularly described in Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000. Pursuant to the Settlement, TMI and Link Group International have entered into a license agreement (the "License Agreement") with respect to the Laser Challenge products. The License Agreement and the Settlement provide for an initial payment from TMI of $500,000, which has been recorded in the financial statements as of and for the period ended December 31, 2000.

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

Three months ended December 31, 2000 compared with the three months ended December 31, 1999

      Net Sales. Net sales for the quarter ended December 31, 2000 decreased $11.2 million, or 22.3%, to $38.9 million from $50.1 million for the quarter ended December 31, 1999.

      Net sales of Toymax Brands for the quarter ended December 31, 2000 decreased $3.4 million, or 9.6%, to $32.0 million, or 82.3% of total net sales, from $35.4 million, or 70.7% of total net sales for the quarter ended December 31, 1999. The decrease in net sales was primarily due to a decrease in electronic toys that was partially offset by an increase in sales of infrared, radio-controlled and programmable vehicles.

      Net sales of Toymax Enterprises for the quarter ended December 31, 2000 decreased $7.8 million, or 52.9% to $6.9 million, or 17.7% of total net sales, from $14.7 million, or 29.3% of total net sales for the quarter ended December 31, 1999. The decrease in net sales was primarily the result of a decrease in licensed candy and gift product sales.

      Gross Profit. Gross profit for the quarter ended December 31, 2000, decreased by $2.7 million, or 14.7%, to $15.9 million, or 40.8% of net sales, from $18.6 million, or 37.1% of net sales, for the quarter ended December 31, 1999.

      The gross profit of Toymax Brands increased by $3.1 million, or 28.0%, to $14.3 million, or 44.6% of net sales, from $11.1 million, or 31.5% of net sales for the quarter ended December 31, 1999. The increase in gross profit, despite the decrease in net sales, is primarily attributable to the decrease in sales promotional expenses and improved inventory management. The gross profit of Toymax Enterprises decreased by $5.9 million, or 78.5%, to $1.6 million, or 23.2% of net sales, from $7.5 million, or 50.9% of net sales in the quarter ended December 31, 1999. The decrease in gross profit is primarily attributable to the effect of price reductions on certain licensed candy products.

      Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended December 31, 2000 decreased by $4.5 million, or 20.5%, to $17.6 million, or 45.2% of net sales, from $22.1 million, or 44.2% of net sales for the quarter ended December 31, 1999.

      Selling and administrative expenses of Toymax Brands for the quarter ended December 31, 2000 decreased by $3.1 million, or 18.5%, to $13.7 million, or 42.7% of net sales, from $16.8 million, or 47.4% of net sales for the quarter ended December 31, 1999. The decrease was primarily due to lower advertising costs and royalty expense. Selling and administrative expenses of Toymax Enterprises for the quarter ended December 31, 2000 decreased $1.4 million, or 26.9%, to $3.9 million from $5.3 million, despite the addition of operating expenses related to the businesses acquired in the latter part of fiscal 2000, primarily due to decreased royalties related to licensed candy products.

      Operating Income. As a result of the foregoing, operating income for the quarter ended December 31, 2000 increased by $1.8 million, or 51.5%, to a loss of $1.7 million from an operating loss of $3.5 million for the quarter ended December 31, 1999.

      Operating income for Toymax Brands increased by $6.2 million, or 110.5%, to $.6 million from an operating loss of $5.6 million for the quarter ended December 31, 1999. The operating loss for Toymax Enterprises increased by $4.4 million, to a loss of $2.3 million from operating income of $2.1 million for the quarter ended December 31, 1999.

      Other Income (Expense), Net. Net other expense was $0.1 million for the quarter ended December 31, 2000, compared to net other income of $0.8 million for the quarter ended December 31, 1999. Net other income in the prior year period consisted primarily of an insurance claim settlement and income derived from the Company's investment in Yaboom.

      Interest Income (Expense), Net. Net interest expense for the quarter ended December 31, 2000 was $0.3 million, compared to $0.5 million for the quarter ended December 31, 1999. The decrease in net interest expense was primarily due to lower average outstanding borrowings, offset by higher effective interest rates.

      Income (Loss) before Taxes. Income before taxes for the quarter ending December 31, 2000 increased by $1.1 million, or 34.2%, to a pre-tax loss of $2.1 million, compared to a loss before taxes of $3.2 million for the quarter ended December 31, 1999. Income before taxes for Toymax Brands increased by $5.6 million, or 106.0%, to $0.3 million, compared to a pre-tax loss of $5.3 million for the quarter ended December 31, 1999. The pre-tax loss for Toymax Enterprises increased by $4.5 million to $2.4 million, compared to income before taxes of $2.1 million for the quarter ended December 31, 1999.

      Provision for Income Taxes. The effective tax rate for the quarter ending December 31, 2000 decreased to 18.9% from 31.6% for the quarter ended December 31, 1999 due to the geographic distribution of income and the reduction in the deferred tax benefit of a subsidiary.

      Net Income. As a result of the foregoing, net income for the quarter ended December 31, 2000 increased $0.6 million, or 26.4%, to a net loss $1.6 million, or $0.14 per diluted share, from a net loss of $2.2 million, or $0.20 per diluted share, for the quarter ended December 31, 1999.

Nine months ended December 31, 2000 compared with the nine months ended December 31, 1999

      Net Sales. Net sales for the nine months ended December 31, 2000 increased $0.4 million, or 0.4% to $113.4 million from $113.0 million for the nine months ended December 31, 1999.

      Net sales of Toymax Brands for the nine months ended December 31, 2000 decreased 2.0% to $80.5 million, or 71.0% of total net sales, from $82.2 million, or 72.7% of total net sales for the nine months ended December 31, 1999. The decrease in net sales was primarily due to a decrease in electronic toys that was partially offset by an increase in sales of infrared, radio-controlled and programmable vehicles.

      Net sales of Toymax Enterprises for the nine months ended December 31, 2000 increased 6.7% to $32.9 million, or 29.0% of total net sales, from $30.8 million, or 27.3% of total net sales for the nine months ended December 31, 1999 due to the increased sales from the acquisition of Funnoodle in December 1999, which were offset by the decrease in sales of certain licensed candy and novelty gift products.

      Gross Profit. Gross profit for the nine months ended December 31, 2000, decreased by $0.9 million, or 2.2%, to $41.8 million, or 36.9% of net sales, from $42.7 million, or 37.8% of net sales, for the nine months ended December 31, 1999.

      The gross profit of Toymax Brands increased by $2.4 million, or 8.4%, to $31.4 million, or 39.0% of net sales, from $29.0 million, or 35.3% of net sales for the nine months ended December 31, 1999. The increase in gross margin is primarily attributable to the decrease in sales promotional expenses, which were adversely affected by the product recall in the prior year. The gross profit of Toymax Enterprises decreased by $3.4 million, or 24.5%, to $10.4 million, or 31.6% of net sales, from $13.7 million, or 44.6% of net sales in the nine months ended December 31, 1999, primarily as a result of sales incentives and inventory adjustments related to licensed candy and novelty gift products.

      Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended December 31, 2000 decreased by $3.7 million, or 8.9%, to $37.3 million, or 32.9% of net sales, from $41.0 million for the nine months ended December 31, 1999, or 36.2% of net sales.

      Selling and administrative expenses of Toymax Brands for the nine months ended December 31, 2000 decreased by $5.6 million, or 18.9%, to $24.2 million, or 30.0% of net sales, from $29.8 million, or 36.3% of net sales for the nine months ended December 31, 1999. The decrease was primarily due to lower advertising costs and royalty expenses. Selling and administrative expenses of Toymax Enterprises for the nine months ended December 31, 2000 increased by $1.9 million, or 17.6%, to $13.1 million, or 39.9% of net sales, from $11.2 million, or 36.2% of net sales for the nine months ended December 31, 1999. The increase in expenses was primarily due to the operating expenses related to the acquisition of Monogram and the Funnoodle product line, which were partially offset by the decrease in royalties related to licensed product sales.

      Operating Income. As a result of the foregoing, operating income for the nine months ended December 31, 2000 increased by $2.7 million, or 153.1%, to $4.5 million from $1.8 million for the nine months ended December 31, 1999.

      Operating income for Toymax Brands increased by $8.1 million to $7.3 million from a loss of $0.8 million for the nine months ended December 31, 1999. Operating income for Toymax Enterprises decreased by $5.3 million to an operating loss of $2.7 million from an operating profit of $2.6 million for the nine months ended December 31, 1999.

      Other Income (Expense), Net. Net other expense for the nine months ended December 31, 2000 was $0.6 million, compared to net other income of $0.6 million for the nine months ended December 31, 1999. The increase in net other expense was primarily attributable to the Company's equity in the net loss of Yaboom and the insurance claim settlement recorded in the prior year.

      Interest Income (Expense), Net. Net interest expense for the nine months ended December 31, 2000 was $1.0 million, compared to $0.4 million for the nine months ended December 31, 1999. The increase in net interest expense was primarily due to the use of funds to acquire businesses in the prior year and the increase in the effective interest rates.

      Income (Loss) before Taxes. Income before taxes for the nine months ending December 31, 2000 increased by $1.0 million, or 51.4%, to $2.9 million, compared to $1.9 million for the nine months ended December 31, 1999. Income before taxes for Toymax Brands increased by $6.5 million to $6.0 million, compared to a pre-tax loss of $0.5 million for the nine months ended December 31, 1999. Income before taxes for Toymax Enterprises decreased by $5.5 million to a loss of $3.1 million, compared to income before taxes of $2.4 million for the nine months ended December 31, 1999.

      Provision for Income Taxes. The effective tax rate for the nine months ended December 31, 2000 increased to 44.6% from 15.4% for the nine months ended December 31, 1999 due to the geographic distribution of income and the reduction of the deferred tax benefit of a subsidiary.

      Net Income. As a result of the foregoing, net income for the nine months ended December 31, 2000 increased to $1.7 million, or $0.16 per diluted share, from $1.6 million, or $0.15 per diluted share, for the nine months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the nine months ended December 31, 2000 cash and cash equivalents increased $.6 million to $5.1 million.

The Company's operating activities provided net cash of approximately $.8 million, as compared to $14.3 million used in operations in the nine months ended December 31, 1999. The increase was primarily due to net income and the increase in due to affiliates and the decrease in inventories, which was offset by the increase in due from factor and accounts receivable and the decrease in accounts payable. The changes in the net assets are primarily attributable to the seasonal effects of the business.

Investing activities used $4.9 million in net cash, as compared to $22.1 million in the nine months ended December 31, 1999. Investing activities in the current period consisted of $2.3 million of capital expenditures, principally for the purchase of tooling for new products and equipment, and the payment of $2.6 million of additional purchase price for the Funnoodle product line. Investing activities in the prior year period included $19.3 million related to business acquisitions and $2.8 million in capital expenditures.

Financing activities provided $4.7 million in net cash, primarily due the private placement of common stock in December 2000. Pursuant to the offering, the Company issued 1,533,333 shares of common stock of Toymax and approximately 46 million shares of stock in a subsidiary that is developing wireless communication products for children and young adults. Toymax retains controlling ownership of the subsidiary. The capital infusion will be used for general corporate purposes and to fund the development of the Company's expansion into the wireless communications market. In December 2000, the Company replaced the TMI and GFK subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate or LIBOR plus 2.50%. The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of December 31, 2000, the outstanding balance under the Agreement was $14.0 million and borrowing availability was approximately $8.4 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

In April 2000, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("Hongkong Bank"). The facility provides for a line of credit of $500,000 and a letter of credit guarantee of up to approximately $2.3 million. The facility is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of December 31, 2000, there were no outstanding borrowings under this facility.

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

NEW ACCOUNTING STANDARDS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." In June 2000, the SEC delayed the required implementation date to the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 will not have a material effect on the Company's results of operations and financial position.

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

Toymax Inc. ("TMI") and Link Group International have settled (the "Settlement") the litigation captioned Link Group International v. Toymax Inc., U.S. District Court for the District of Connecticut (as more particularly described in Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000). Pursuant to the Settlement, TMI and Link Group International have entered into a license agreement (the "License Agreement") with respect to the Laser Challenge products. The License Agreement and the Settlement provide for an initial payment from TMI of $500,000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Through December 31, 2000, the Company issued 1,533,333 million shares of common stock of Toymax and approximately 46 million shares of common stock of the subsidiary pursuant to a $4.6 million private placement. The Company retains controlling interest in the subsidiary.

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of February 9, 2001, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,869.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

      10.24 Financing Agreement, dated December 27, 2000 among the CIT Group/Commercial Services, Inc. and Fleet Capital Corporation and Toymax Inc., Go Fly A Kite, Inc., Monogram International, Inc. and Funnoodle, Inc.

      b)    Reports on Form 8-K

            A Current Report on Form 8-K dated December 27, 2000 was filed by the Company announcing the financing agreement with the CIT Group/Commercial Services, Inc. and Fleet Capital Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TOYMAX INTERNATIONAL, INC.
                                                  (Registrant)

                                           By /s/ Steven A. Lebensfeld
                                                  ---------------------------
                                                  Steven A. Lebensfeld
                                                  Chief Executive Officer and
                                                   Director

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

Date: February 14, 2001