Form 10-K
period 2001-03-31
TOYMAX INTERNATIONAL INC
filed 2001-07-12
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[  X  ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER: 0-23215

                             ----------------------

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

                          (1)Yes X No __ (2)Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2001 was $7,301,280. The calculation does not reflect a determination that persons are affiliates for any other purposes.

    Number of shares of common stock outstanding as of June 15, 2001:
12,131,441.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Toymax International, Inc. Annual Report to Shareholders for the year ended March 31, 2001.

2. Portions of the Toymax International, Inc. 2001 Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year.

                           TOYMAX INTERNATIONAL, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                               ITEMS IN FORM 10-K


                                                                                                                     PAGE

                                                             PART I
Item 1.      Description of Business................................................................................   3
Item 2.      Properties.............................................................................................  16
Item 3.      Legal Proceedings......................................................................................  17
Item 4.      Submission of Matters to a Vote of Security Holders....................................................  17

                                                             PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters..............................  18
Item 6.      Selected Consolidated Financial Data...................................................................  19
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..................  21
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.............................................  27
Item 8.      Financial Statements and Supplementary Data............................................................  27
Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...................  27

                                                            PART III
Item 10.     Directors and Executive Officers of the Registrant.....................................................  28
Item 11.     Executive Compensation.................................................................................  28
Item 12.     Security Ownership of Certain Beneficial Owners and Management.........................................  28
Item 13.     Certain Relationships and Related Transactions.........................................................  28

                                                             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................  29
             Signatures.............................................................................................  31

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

         Certain expectations and projections regarding the future performance of Toymax International, Inc. and its subsidiaries (collectively, "TOYMAX" AND THE "COMPANY") discussed in this Annual Report on Form 10-K, are forward-looking and are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Toymax's operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "project", "continue", "plans", "intends" or other similar terminology. Management cautions you that the following factors, among others (including the risk factors set forth in this Annual Report on Form 10-K and other important factors detailed herein and from time to time in other reports filed by the Company with the Securities and Exchange Commission), could cause Toymax's actual consolidated results of operations and financial position in 2001 and thereafter to differ significantly from those expressed in forward-looking statements:

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

o Dependence on the success of new licenses, which Toymax acquires for marketing with new and existing products.

o    Toymax's inability to accurately predict future consumer demand.

o Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Toymax's products.

o Changes in consumer preferences, which may negatively affect Toymax's business.

FINANCIAL CONSIDERATIONS

o Significant changes in interest rates, both domestically and internationally, which may negatively affect Toymax's cost of financing its operations.

o    Currency fluctuations, which may affect Toymax's reportable income.

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

GENERAL

         Toymax is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the United States ("U.S.") and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax(R) toys, such as R.A.D.(TM) Robot, Mighty Mo's(TM) vehicles, the award-winning Laser Challenge(TM) brand, Creepy Crawlers(TM) activities brand and TMX RC(TM) radio control vehicles; Funnoodle(R) pool and water toys and accessories; Go Fly a Kite(R) kites, banners, WindWheels(TM); weathervanes and wind chimes; Candy Planet(TM) candy products and Monogram International gift, novelty and souvenir products. Management believes that the major strengths of the Company include its ability to develop and design new toys, such as Dragonfly(TM); to identify and satisfy niche opportunities with brands such as Mighty Mo's; to extend existing core brands such as Laser Challenge; and to identify acquisitions, such as Go Fly A Kite, Inc. ("GFK"), and Funnoodle Inc. ("FUNNOODLE"), that further its plan to diversify into other leisure product categories and selling seasons.

         In 1998, the Company began to take a number of important steps designed to better position the Company for future and balanced growth through the diversification of its product line. In December 1998 the Company acquired the business of Go Fly A Kite, Inc., a leading developer and marketer of kites, windsocks, banners, mini flags and WindWheels(TM). In February 1999, the Company formed a new division, Candy Planet, which together with the licensing of the World Wrestling Federation ("WWF") brand and a Pokemon license from Nintendo of America, Inc., enabled the Company to enter the expanding candy industry. In May 1999, the Company completed the acquisition of Monogram International, Inc. ("MONOGRAM"), a leading designer, manufacturer and marketer of gift and children's leisure product lines, including items based on well-established and evergreen licenses. Monogram has been associated with the Walt Disney Company ("DISNEY") for nearly 30 years and has also established a relationship with Warner Bros. Consumer Products ("WARNER BROS."). In November 1999, the Company completed the acquisition of the Funnoodle product line. Funnoodle Inc. is a leader in the pool and backyard water recreational products categories. During fiscal 2001, the Company formed Maxverse Interactive, Inc. ("MAXVERSE"), a subsidiary formed to develop wireless communication products for children and young adults. In order to assist in integrating the acquired companies and the Candy Planet business, the Company established a new administrative group, Toymax Enterprises, which is comprised of GFK, the Candy Planet unit, Monogram and Funnoodle.

         The Company has generated net profits in three out of its last five fiscal years. For the fiscal year ended March 31, 2001, Toymax had net sales of $132.1 million and a net loss of $1.9 million, excluding the impairment loss, write-off of the investment and advances to a joint venture and the results thereof, compared to net sales of $139.8 million and a net loss of $1.9 million in fiscal 2000. The net sales decrease was primarily due to a combination of a decrease in sales of electronic toys, the expected decrease of Laser Challenge lines and the decrease in sales of certain licensed candy and novelty products partially offset by an increase in infrared, radio-controlled and programmable vehicles, children's activities and the inclusion of Funnoodle product sales for a full year. Operations were negatively impacted primarily by sales incentives and discounts related to licensed candy and novelty gift products as well as the Company's equity in the net loss of Yaboom.

         The Company has a worldwide web site (http://www.toymax.com) on the Internet, which provides information about the Company and its products. The site also contains games, information about where to purchase Toymax products, a strictly monitored kid's chat area and hotlinks to affiliated web sites, such as those of licensors, industry related and financial institutions. The Company's GFK, Monogram and Candy Planet affiliates have separate websites at www.goflyakite.com, www.monintl.com, and www.candy-planet.com, respectively.

         The Company believes it is well positioned for future growth and has taken steps to return to profitability. The key elements of the Company's growth strategy are to: (i) penetrate new markets, by product and customer expansion and diversification; (ii) smooth its revenue stream throughout the year, by adding non-promotional items to its product portfolio; (iii) extend existing core brands; (iv) develop new core product categories and (v) continue to license recognized brand names such as Disney(C), Jeep, Chevrolet, Mercedes-Benz, Scooby-Doo(R), Coca-Cola(TM), Jurassic Park III(TM), TEKNO, and Loony Tunes.

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

         Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: mass merchandisers, small independent toy stores, gift and novelty shops, grocery and drug chains, warehouse clubs, e-retailers and mail order catalogs. Despite the broad number of toy outlets, retail toy sales have been increasingly generated by a small number of large chains, such as Toys "R" Us, Wal-Mart, Kay-Bee, Kmart and Target. Despite this consolidation in recent years, both at the retail and manufacturing level, many small and mid-sized companies continue to compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products. This has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. Such consolidation, as well as the failure of on-line toy retailers in 2000, may have a negative effect on small and mid-sized toy companies, such as the Company.

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

         The Company chose to expand into new leisure product categories in order to decrease reliance on the highly competitive toy industry. In this regard the Company acquired GFK, Monogram and Funnoodle and formed Candy Planet and Maxverse.

         GFK competes in the kite, flag/windsock and lawn ornament markets in which it is estimated to have a large share. There are numerous specialty kite manufacturers, which are characterized by very small volume and higher pricing, and several larger companies distributing banners and lawn ornaments. Monogram competes in the gift, novelty and souvenir industry. The market for products based on licensed entertainment characters, Monogram's primary business, which has experienced a slowing demand in recent years, is dominated by a few companies. Funnoodle competes primarily in the water and pool toy market, in which it is a leader. Candy Planet competes primarily in the highly competitive domestic candy business. Its main competitors are manufacturers of non-chocolate and gum novelty candy sold in variety, grocery and convenience stores.

SEASONALITY AND BACKLOG

         Sales of toy products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. The Company has taken steps to reduce its dependence on these highly seasonal products, including the acquisitions of GFK and Funnoodle, which are largely sold in the first and second calendar quarters. Sales of Monogram and Candy Planet products are less seasonal than the other product lines. While the Company has taken these steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of the Company's toy products.

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

PRODUCTS

         The Company's existing product lines and calendar 2001 product introductions and extensions fall into nine categories: Action Toys, Spring/Summer, Children's Activity Toys, Girls' Toys, Vehicles, Electronics, Plush, Candy, and Gift/Novelty/Souvenir.

         ACTION TOYS

         The Laser Challenge brand was introduced in 1996, and continues to be the top-selling laser game. The Laser Challenge system uses an advanced infrared light technology, which is effective at longer firing distances than competing systems. The Company continues to redesign and extend the Laser Challenge brand, a strategy, which supports the Company's expectation that Laser Challenge will be marketed over a long period of time. In fiscal 2002, the Company introduced Laser Challenge Gotcha Extreme Mini Mayhem(TM), a compact sized version of the Extreme segment first introduced in 2000 as Gotcha Extreme(TM) and extended in 2001 as Radar Extreme(TM). In fiscal 2002, the Company will be launching Virtual Paintball(TM), which combines the technology and proven play pattern of Laser Challenge with the excitement of paintball, one of the fastest growing alternative sports in the U.S.

         In fiscal 2002, the Company is also introducing N.R.G. Paintball(TM) for "tween" consumers who may be too mature to play Laser Challenge but are too young to be playing real paintball. N.R.G. Paintball includes a blaster which fires totally safe "blobs" of paint.

         SPRING/SUMMER

         The Company entered the Spring/Summer seasonal business in fiscal 1999 with the acquisition of GFK, whose product line includes youth and adult kites and a wide array of decorative flags, windsocks, door banners, mini flags and the WindWheels line of colorful lawn ornaments. In fiscal 2001, a series of kites designed by Joel K. Scholz, a renowned designer, was added to the GFK product line. In addition, the lawn ornament line was expanded to include weathervanes and wind chimes. In fiscal 2000, the Company expanded its seasonal offerings in this category with the acquisition of the Funnoodle product line. Funnoodle is a highly recognized brand of pool and recreational products. The product line's most visible item, the basic Funnoodle, is a 5-foot long, brightly colored, floating foam tube that has been one of the best selling summer toys in the U.S. since its introduction in 1994. The Funnoodle product line continues to be expanded with the introduction of products such as pool floats, swim rings, lawn sprinklers, and tumbling and exercise mats.


         CHILDREN'S ACTIVITY TOYS

         The Company has historically been a significant factor in Children's Activity Toys and reestablished itself in fiscal 2001 with the successful re-introduction of the Creepy Crawlers(R) brand. The Company is extending the brand in fiscal 2002 to include Creeple People(R) and Graveyard Ghoulies(TM) Creator Paks(R), which are mold and play sets. In fiscal 2002, the Company is also re-introducing the Dollymaker(TM) Fashion Maker consisting of a molding oven, molds and Glamour-Goop(TM) compound whereby girls can design and make mini dolls and fashions in an endless variety of designs and colors.

         GIRLS' TOYS

         The Company's Girls' Toys product line includes the Beauty Works(TM) brand of role play activities such as Nail Salon and Fragrance Designer(TM); the Jam Rope(TM), a musical jump rope; and the Talking Tina(R) brand of fashion dolls and soft furniture which fits any 11 1/2" fashion doll.

         VEHICLES

         In fiscal 2001, the Company introduced the TMX RC(TM) Dragonfly(TM) a radio control vehicle with X-Tech Wing(TM) technology which morphs on the run, allowing Dragonfly to fit through tight spaces and to perform a series of exciting stunts. Dragonfly has won a number of toy testing awards including FAMILY FUN Toy of the Year and was cited by a number of news outlets, including USA TODAY, as one of the hottest toys of the year. Recognizing the appeal of extreme sports and identifying street luge as one of the most exciting of them, the Company is introducing an assortment of radio control Extreme Street Luge vehicles in fiscal 2002. Under license from Exxtreme Joxx(TM), these vehicles are "driven" by three of the world's premier luge riders - Team Jugular's Sean "The Duck" Mallard, Wade Sokol and Lee "Leemo" Dansie - whose actions duplicate the real thing.

         The Company introduced the Mighty Mo's(TM) brand of innovative vehicles late in fiscal 1998. The first product utilized an infrared "key chain controller" to activate these light, sound and motion vehicles and is marketed in the Company's patented "try me" package. In fiscal 2000, the Mighty Mo's Infrared Vehicles category was extended to include specialty vehicles with unique, stunt actions; this line will expand in fiscal 2002 to include a rollover car and a wheelie quad. The Mighty Mo's brand also includes monster trucks and a line of flywheel powered endurance vehicles. The Company currently has license arrangements to produce Mighty Mo's versions of Chevrolet, Jeep, Dodge, Mercedes, BMW, Porsche, Audi, Porsche, Humvee and Ford styles.

         Mighty Mo's Jr., the pre-school segment of the Company's vehicle business, is a line of products with moving eyes and mouth, and speech and motion capabilities. In fiscal 2002, this segment is being extended to include Preston Pushbutton(TM), a battery operated programmable robot which walks, talks and has light-up eyes and mouth; Denny the Dump Truck(TM) and Dougie Chug-Along(TM), which are infrared remote control vehicles; and Rick and Robbie Racers(TM), which are infrared remote vehicles which interact with each other as they race.

         ELECTRONICS

         The Company continues to successfully manage its key brands in this category while expanding its product offerings. In fiscal 2002, the Company is launching a technologically advanced version of its popular Arcadia(TM) Electronic Skeet Shoot, whose four image projectors allow for more targets, more action and multiple point values. The Company is also introducing R.A.D. (TM) 4.0, a completely redesigned version of prior R.A.D. robots, which incorporates artificial intelligence and the latest in voice recognition technology. In fiscal 2002, the Company will be launching Battle Drones(TM), a pair of remote control warrior robots that can be customized with interchangeable weapon accessories and will introduce TV Games, a palm sized controller that plugs directly into a television set, and includes 10 classic video games licensed from Activision(C). The controller is completely portable and does not require a console.

         PLUSH

         In fiscal 2002, the Company is reintroducing Popples(R) and My Pet Monster(TM), two lines of plush characters licensed from American Greetings. These classic brands, which were originally introduced in the mid-1980's, have been updated and restyled to include electronics and to appeal to the children of today.

         CANDY

         The Company's Candy Planet division markets a diversified line of licensed as well as proprietary products, including Dragon Ball Z interactive candy, licensed from Funimation Inc. In fiscal 2002, the Company will market Creepy Crawlers(TM) branded lollipops and candy filled dispensers, which will benefit from brand awareness built by the Company's toy division. Candy Planet will also be introducing the Ballistic Blaster(TM) version of Candy Foam(TM), a proprietary product successfully launched in fiscal 2001 that shoots super sour foaming candy in an eight to ten foot stream. Also scheduled for introduction in fiscal 2002 is Lip Licker(TM) liquid candy, three flavors of super sour liquids in a roll-on dispenser, and Guppy Gobblers(TM), fish shaped candy in containers.

         GIFT/NOVELTY/SOUVENIR

         The Company's acquisition of Monogram marked its entrance into the gift/novelty/souvenir category. Monogram's gift and children's leisure product lines include plastic, die-cast, plush and action toys, key chains, drinkware and dinnerware, stationery and desk accessories and are marketed to souvenir and gift shops, distributors, department stores and food and drug chains. Promotional and private label specialty products are marketed to major theme parks, resorts and corporate customers. The majority of Monogram's product is based upon licensed properties including those from Disney and Warner Bros. Monogram, which has not met expectations to date, has recently acquired a license for Manley Toy Quest's Tekno for use in a product line including banks, keyrings and plush.


PRODUCT DESIGN AND DEVELOPMENT

         The Company has built a knowledgeable in-house product development team and a network of independent designers to create new products. Employees in the Marketing and Research and Development departments coordinate efforts to design and develop the majority of the Company's toy, candy and souvenir gift concepts and innovative new product lines. Current technologies have been utilized to redesign, redevelop and extend major brands and products from the past, E.G. Creepy Crawlers and Popples. GFK strives to maintain a product line that displays cutting edge graphics and reflects current cultural trends. Funnoodle has sought to develop new products largely by applying extruded foam manufacturing techniques and designs to traditionally successful products. The success of the Company is dependent on its ability to continue these activities. Total Company-sponsored research and development expenses for fiscal 1999, 2000 and 2001 were $2.6 million, $5.2 million and $4.5 million, respectively.

         The Company continually evaluates new product ideas generated by a number of outside designers to maintain access to a wide range of development talent. When a product is developed based on the idea presented by an independent designer, the Company enters into a royalty agreement with the designer.

LICENSING

         Licensing is a major influence on the leisure products industry affecting virtually all product categories. Although historically the Company has not significantly relied on entertainment-related licenses, the Company has marketed and continues to market products based on licensed popular characters and trademarks from major entertainment companies and other widely known corporate trademarks. This allows the Company to benefit from pre-existing awareness of a character or brand and from the marketing efforts and prior goodwill attached to it. A principal licensor is The Walt Disney Company, which licenses many of its characters and entertainment properties for use on the Company's products. The Company has also entered into license agreements with, among others: American Greetings, Warner Bros., Coca-Cola(TM), Activision(C), as well as with many of the world's leading auto makers for use of their most popular model names on the Company's Mighty Mo's vehicle line.

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

         Sales conducted by TMI consist of sales of the Company's promotional product lines to primarily U.S. customers pursuant to customer purchase orders. Customers purchasing products on this basis include Toys "R" Us, Kay-Bee Toys, Costco Wholesale, Wal-Mart Stores, Inc., and Target Stores, Inc. Sales conducted by THK consist of sales on a free on board ("FOB") Hong Kong basis which are generally based on letters of credit, and include sales of primarily lower priced basic products to U.S. and international retailers including Toys "R" Us International, Index (U.K.), Wal-Mart (Canada) and sales of the Company's promotional product lines to approximately 50 international distributors.

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

         The Company's products are sold in over 45 countries around the world. The following table depicts the Company's net sales in these two segments for the last three fiscal years and includes GFK sales since December 1998, Candy Planet sales since February 1999, Monogram sales since May 1999 and Funnoodle sales since November 1999:

                                                                               FISCAL YEAR
                                                                 -----------------------------------------
SALES                                                               1999           2000           2001
-----                                                               ----           ----           ----
                                                                              (IN THOUSANDS)

Toymax Brands...................................................   $102,121       $ 91,062     $   85,496
Toymax Enterprises..............................................      5,197         48,702         46,607
                                                                 -----------    -----------    -----------

            Net Sales...........................................   $107,318      $ 139,764     $ 132,103
                                                                 ===========    ===========    ===========

TOYMAX BRANDS SALES. This segment's U.S. sales activities are conducted through its nationwide network of independent sales representatives, an in-house sales staff and, with respect to certain major accounts, by senior management. Comprised of more than 41 sales executives and five sales organizations at March 31, 2001, this sales network maintains close customer relationships, develops new accounts and presents new products to its established customers. The Company's leading U.S. customers (not including THK sales to the U.S.) include major toy retailers, mass merchandisers, department stores and catalog companies. TMI sales constituted 63.4%, 43.5% and 41.8% of consolidated net sales in fiscal 1999, 2000 and 2001, respectively.

THK sales are comprised of sales to international retailers and distributors and to certain U.S. retailers. Such sales are conducted on a FOB Hong Kong basis and generally require either the opening of a letter of credit or are backed by credit insurance. Since its inception in 1990, Toymax has emphasized international sales, and today Toymax's products are sold in over 45 countries worldwide. The Company's international sales network consists of approximately 50 international distributors and eight international sales representative organizations. In fiscal 1999, 2000 and 2001, Toymax HK sales accounted for 31.9%, 21.7% and 22.9% of net sales, respectively.

TOYMAX ENTERPRISES SALES. GFK sales are comprised primarily of sales to kite stores, hobby stores, gift, specialty and bookstores and toy stores. Products are also distributed by mail order catalogs, such as L.L. Bean, sporting goods stores, and other mass-market retailers. In addition to its in-house sales and customer service staff, GFK employs a network of 96 independent sales representatives. GFK products are currently sold to over 20,000 customers.

Candy Planet sales are comprised primarily of sales to mass merchandisers, supermarkets, drug store chains, convenience stores and food distributors. Sales activities are conducted through independent sales representatives, food chain brokers, an in-house sales staff and, with respect to certain major accounts, by senior management.

Monogram's products are sold to gift, souvenir, and department stores through a nationwide network of about 240 independent sales representatives managed by an in-house sales staff, and are sold on a direct basis to resorts, theme parks, casinos, corporations, and mass merchandisers, including Disney retail outlets.

Funnoodle products are sold through the in-house sales staff of the prior owner under a servicing agreement and a network of sales representative organizations primarily to the largest mass market chains in the U.S. The servicing agreement will terminate effective August 2001, and, thereafter, such activities will be performed by the Company's personnel. Historically, domestic sales have accounted for substantially all of Funnoodle's sales.

CUSTOMERS

         Only Toys "R" Us and Wal-Mart each accounted for more than 10% of invoiced sales during fiscal 2001.

MARKETING

         The Company employs a variety of methods to market its new and existing products. New toys, existing toys and line extensions are marketed primarily by members of the Company's executive and sales management at the Company's showrooms in Hong Kong, New York and Dallas during major international toy shows. The Company is also represented at additional toy, kite and gift shows as well as at candy shows both domestically and internationally.

         Product packaging and placement is a large part of the Company's overall marketing strategy. The Company's products are sold in brightly colored, eye-catching packages with strong brand identity. All packaging must meet strict guidelines for communication effectiveness and for the ability to stand out from the competitive clutter. The Company utilizes "try me" packaging whenever possible. The Company also employs traditional marketing methods such as couponing, in-store demonstrations adjacent to its toy products, and public relations.

         The Company currently allocates a significant portion of its marketing resources to television advertising, which it believes is the most cost-effective way to reach its primary target audience of children. The commercials are run on national television and in local spot television markets to support the promotional efforts and distribution patterns of its key retailers. The Company uses other media, such as print and on-line advertising, when appropriate.

         The Company's GFK subsidiary primarily markets its products through its annual catalogs. GFK's, Monogram's and Funnoodle's other marketing channels include trade shows, seasonal brochures, advertisements in trade magazines, personal sales calls, co-op advertising and telemarketing.


PURCHASING AND MANUFACTURING

         TMI and THK currently contract for all of their manufacturing requirements. Management believes that this practice provides the Company with the most efficient use of its capital at this time. Tai Nam Industrial Company Limited ("TAI NAM"), which is based in Hong Kong, serves as the Company's purchasing agent for its core toy business pursuant to an agency agreement, (THE "AGENCY AGREEMENT") dated April 1, 1997, as amended, between Tai Nam and Toymax NY. Tai Nam is owned by David Chu, the Chairman and a principal stockholder of the Company. As the Company's purchasing agent, Tai Nam arranges for the manufacturing of the Company's products based on purchase orders placed with Tai Nam by the Company. In addition, Tai Nam handles all shipping documents, letters of credit, bills and payments, serves as liaison with other vendors and performs quality control functions. For these services, Tai Nam generally receives an agency fee of 7% of the gross invoiced value of products purchased by the Company. Pursuant to the Agency Agreement, Toymax purchases products from Tai Nam at Yantian (PRC) FOB prices. The Company pays all expenses associated with the making of molds for new products. Pursuant to the Agency Agreement, the Company owns the tooling and molds for its products. The Agency Agreement was automatically renewed April 1, 2001.

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

         As purchasing agent, Tai Nam arranges for the manufacturing of the Company's toy products based on purchase orders placed with Tai Nam by the Company. The majority of such products have been and are currently manufactured by Jauntiway Investments Limited ("JAUNTIWAY"). Jauntiway is an OEM toy manufacturer with two ISO certified manufacturing facilities in the southern portion of the PRC. Jauntiway is also owned by Mr. Chu. Since the Company's inception, Jauntiway has been the Company's single most important manufacturer and the Company has been Jauntiway's leading customer. In fiscal 2000 and 2001, approximately 50% and 56%, respectively, of all the Company's products were manufactured by Jauntiway (some utilizing subcontractors). The Company entered into a manufacturing agreement with Tai Nam and Jauntiway dated September 22, 1997. This agreement contains standard manufacturing terms as well as providing that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders. The term of the manufacturing agreement was automatically renewed April 1, 2001.

         The Company considers the terms it receives from Jauntiway (through Tai
Nam) to be at least as favorable to the Company as those available from unaffiliated third parties and those which are customary in the industry. All of the Company's transactions with affiliates, including those with Tai Nam and Jauntiway, are subject to the approval of the independent directors of the Company's Board of Directors.

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

         GFK utilizes four manufacturers, three in the PRC and one in Taiwan, to make approximately 85% of its products, based upon the company's product specifications. Tai Nam acts as its agent in Hong Kong for all products produced in the PRC pursuant to an agency agreement dated September 1, 2000. Manufacturing commitments are made on a purchase order basis. GFK typically has an annual agreement with each supplier, which is cancelable at any time. The suppliers are paid primarily on terms, and occasionally in cash or on terms with a letter of credit.

         Candy Planet contracts for all of its manufacturing requirements and currently utilizes manufacturers located in the U.S., Canada, Mexico, Belgium, Hong Kong and the PRC to produce its candy products and components. Tai Nam acts as its agent in Hong Kong for products produced in the PRC. Manufacturing commitments are made on a purchase order basis. Suppliers are primarily paid in cash or on terms without a letter of credit.

         While Monogram manufactures some of its products at its facilities in Largo, Florida, the majority of work is outsourced to selected factories in Asia, including Jauntiway. Purchasing is handled by an in-house purchasing staff and Tai Nam, which serves as a purchasing agent pursuant to an agency agreement, dated March 30, 2000. Monogram and Tai Nam are currently negotiating an amendment to the agency agreement. Under the current agency agreement Tai Nam receives an agency fee of up to 7% of the gross invoiced value of products purchased by Monogram. Pursuant to the agency agreement, Monogram purchases products from Tai Nam at FOB Hong Kong prices.

         The bulk of Funnoodle's products are manufactured through an exclusive outsourcing arrangement with two U.S.-based manufacturers. This arrangement allows the Company to minimize capital investments in tools and fixtures, reduces the Company's working capital requirements and eliminates the need for warehousing facilities. The remainder of Funnoodle's products are manufactured through outsourcing arrangements with various other contract manufacturers. Funnoodle is in the process of negotiating an agency agreement with Tai Nam, whereby Funnoodle purchases products from Tai Nam at FOB Hong Kong prices for which Tai Nam receives an agency fee of up to 7% of the gross invoiced value of products purchased. Although Tai Nam and Funnoodle have not currently executed an Agency Agreement, Funnoodle and Tai Nam do have an existing relationship, whereby Tai Nam is currently acting as a purchasing agent for Funnoodle.


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

TARIFFS AND DUTIES

         In December 1994, the U.S. approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated effective January 1, 1995 from products manufactured in all Most Favored Nation ("MFN") countries (including the PRC). The imposition or increases in quotas, duties, tariffs or other changes or trade restrictions, which may be imposed in the future, would have a material adverse effect on the Company's financial condition, operating results or ability to import products. In particular, the Company's costs would be increased if the PRC's MFN status was revoked. In October 2000, the US Congress approved "permanent normal trade relations" ("PNTR") status for the PRC, which was intended to eliminate the United States' annual review of the PRC's trade relations status. The PRC has signed similar agreements with the European Union and other World Trade Organizations members in order to gain support for its entry into the World Trade Organization, although such entry is not guaranteed at this time. However, the imposition of trade sanctions by the United States or the European Union, or the loss of PNTR status by the PRC could result in substantial duties on the cost of toy, candy and kite related products manufactured in the PRC and imported into the United States and Europe.

         In addition, several of the Company's operations and its primary agent, Tai Nam, are based in Hong Kong, formerly a British Crown Colony. On July 1, 1997, sovereignty of Hong Kong reverted back to the PRC. To date, this change has not impacted the Company's business.

PATENTS, TRADEMARKS AND PROPRIETARY TECHNOLOGY

         The Company owns or controls numerous patents and trademarks, which limit the ability of third parties to directly compete with the Company in its major brands. Key patents cover the Creepy Crawlers Workshop and the Creature Creator ovens, as well as aspects of the Laser Challenge system and infrared remote control vehicles. Key trademarks include Creepy Crawlers(R), Plasti-Goop(R), Laser Challenge, Arcadia(TM), Mighty Mo's(TM), R.A.D.(TM), Funnoodle, WindWheels and WindDesigns.

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

INFLATION

         The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations. Although rates of inflation in Asia have periodically resulted in an increase in the cost of manufacturing the Company's products and such increased costs have had a modest impact on margins, the Company does not believe that inflation in Asia has had a materially adverse effect on its results of operations. The Company will continue its policy of monitoring costs and adjusting prices accordingly.

EMPLOYEES

         At March 31, 2001, the Company had 165 employees, substantially all of which were full time. The Company is not subject to any collective bargaining agreements. Management believes that the Company's relationship with its employees is satisfactory.

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

         The Company leases approximately 4,754 square feet of space in Kowloon, Hong Kong , which it uses as showroom facilities. The annual rent under this lease is approximately $121,771. The lease expires on October 31, 2001.

         The Company leases two buildings in East Haddam, Connecticut, one building containing 21,400 square feet of office and warehouse space and a second building containing 2,400 square feet of warehouse space. The annual rent under this lease is $66,288. The second renewal term of the lease expires on December 31, 2001. The Company has the right, at its option, to renew the lease for terms totaling five additional years.

         The Company leases approximately 6,000 square feet of space in East Haddam, Connecticut, which it uses as warehouse space. The annual rent under this lease is $18,000. The lease expires on September 1, 2002. The Company has the right, upon 30 days notice, to renew the lease on a monthly basis.

         The Company leases three buildings in Largo, Florida, containing approximately 50,000 square feet of manufacturing, warehousing and office space. The lease has a rental obligation, which ranges from $208,393 in the third year, which ends September 3, 2001, to $216,812 in the fifth and final year. The lease expires on September 3, 2003.

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

         In March 2001, George G. Grillo, a product consultant, filed a complaint against the Company as well as against Monogram International, Inc., Monogram Products (H.K.) Ltd., Steven Lebensfeld and David Ki Kwan Chu, in the Supreme Court of the State of New York, County of Suffolk, alleging breach of express and implied contracts, violation of New York State Labor Law, unjust enrichment and unfair competition. The plaintiff seeks monetary damages totaling $280,000 in compensatory damages, $2,500,000 in exemplary damages plus costs and attorney's fees. The Company, which intends to defend the action vigorously as well as interpose counterclaims, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

         The Company's tax returns for 1992 through 1998 are under examination by the Internal Revenue Service and the statute has been extended through December 2002. As of the date of this Form 10-K, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact, if any, on the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Since October 20, 1997, the Company's Common Stock has been trading on the NASDAQ National Market System under the symbol "TMAX." The following table sets forth the high and low closing sales prices of the Company's Common Stock in each of the following quarters as reported by NASDAQ:


                                                                                        PRICE RANGE OF COMMON STOCK
                                                                                        ---------------------------
                                                                                            HIGH            LOW
                                                                                        -------------  ------------
    FISCAL 2000:
  First Quarter ......................................................................      7.19           5.00
  Second Quarter .....................................................................     13.88           4.88
  Third Quarter ......................................................................      9.94           4.69
  Fourth Quarter......................................................................      5.25           3.38
    FISCAL 2001:
  First Quarter ......................................................................      3.25           2.31
  Second Quarter .....................................................................      3.69           2.31
  Third Quarter ......................................................................      2.63           1.19
  Fourth Quarter......................................................................      2.69           1.38

         As of June 11, 2001 the number of holders of record of Common Stock was approximately 1,977.

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

STOCK REPURCHASE PROGRAM

         In May 1999, the Company announced that its Board of Directors had approved the repurchase of up to $2.0 million of Toymax common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. The Company's credit facilities restrict it from purchasing shares of its capital stock in excess of $2.0 million during any fiscal year. As of June 15, 2001, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,889.

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

PRIVATE PLACEMENT

         In December 2000, the Company announced the private placement of $4.6 million for the purchase of common stock of Toymax and Maxverse had been accepted. Pursuant to the offering, the Company offered units at $300,000 per unit consisting of 100,000 shares of Toymax common stock and 3 million shares of Maxverse, which is developing wireless communication products for children and young adults. Through March 31, 2001, 1,533,333 shares of common stock of Toymax and approximately 46 million shares common stock of Maxverse had been issued. The Company retains controlling interest in Maxverse.

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


                                                                     FISCAL YEARS ENDED MARCH 31,
                                                     -------------------------------------------------------------
                                                        1997        1998         1999        2000         2001
                                                     ------------------------ ------------------------ -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales........................................      $  54,698   $  99,367    $  107,318 $  139,764  $   132,103
Cost of goods sold...............................         34,678      55,907        65,999     91,684       85,378
                                                       ---------   ---------    ---------- ----------  -----------
Gross profit.....................................         20,020      43,460        41,319     48,080       46,725
Selling and administrative expenses..............         17,200      27,268        30,267     51,360       48,794
Impairment of asset valuation....................              -           -             -          -        5,263
                                                       ---------   ---------    ---------- ----------  -----------
Operating income (loss)..........................          2,820      16,192        11,052    (3,280)      (7,332)
Income (loss) of joint venture...................              -           -             -        290      (2,560)
Other income (expense), net......................            240       (507)         (201)        152        (118)
Interest income (expense), net...................          (394)       (212)           985      (786)      (1,132)
                                                       ---------   ---------    ---------- ----------  -----------
Income (loss) before income taxes ...............          2,666      15,473        11,836    (3,624)     (11,142)
Income tax expense (benefit).....................          (681)       4,133         3,220    (1,723)        (920)
Minority interest................................              -           -             -          -        (474)
                                                       ---------   ---------    ---------- ----------  -----------
Net income (loss)................................      $   3,347   $  11,340    $    8,616 $  (1,901)  $   (9,748)
                                                       =========   =========    ========== ==========  ==========

Basic and diluted earnings (loss) per share......      $     .45   $    1.28    $     0.81 $   (0.18)  $    (0.86)
                                                       =========   =========    ========== ==========  ==========

Cash dividends declared per common share.........      $      -    $       -    $        - $       -   $        -
                                                       =========   =========    ========== ==========  ==========

Basic and diluted average common shares outstanding
                                                       7,500,000   8,847,781    10,605,000 10,596,677  11,280,804

                                                                            MARCH 31,
                                                          -----------------------------------------------------
                                                            1997        1998       1999        2000       2001
                                                          ---------   -------    -------     -------    -------
BALANCE SHEET DATA:
Working capital (deficit)...............................   $ (2,135)  $31,755    $30,417     $ 6,163    $ 7,693
Total assets............................................     26,278    53,831     62,584      89,073     69,088
Short-term debt (including current portion of
   long term debt)......................................      8,485        30         37      14,666     10,000
Long-term obligations...................................          8        47         32          50      1,212
Total stockholders' equity..............................        255    34,703     43,319      41,301     35,594

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Toymax International, Inc. and its subsidiaries ("TOYMAX" AND THE "COMPANY") is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the United States ("U.S.") and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax(R) toys, such as R.A.D.(TM) Robot, Mighty Mo's(TM) vehicles, the award-winning Laser Challenge(TM) brand, Creepy Crawlers(TM) activities brand and TMX RC(TM) radio control vehicles; Funnoodle(R) pool and water toys and accessories; Go Fly a Kite(R) kites, banners, WindWheels(TM), weathervanes and wind chimes; Candy Planet(TM) candy products and Monogram International gift, novelty and souvenir products.


RESULTS OF OPERATIONS

         The following table sets forth the percentages of net sales of certain income and expense items of the Company for the last three fiscal years:

                                                                  PERCENTAGE OF NET SALES
                                                              ---------------------------------
                                                                    YEAR ENDED MARCH 31,
                                                              ---------------------------------
                                                                 1999        2000        2001
                                                              ----------   --------    --------
Net sales...................................................       100.0%     100.0%     100.0%
Cost of goods sold .........................................        61.5       65.6       64.6
                                                              ----------   --------    --------
Gross profit ...............................................        38.5       34.4       35.4
Selling and administrative expenses.........................        28.2       36.7       36.9
Impairment of asset valuation...............................           -          -        4.0
                                                              ----------   --------    --------
Operating income (loss).....................................        10.3       (2.3)      (5.5)
Income (loss) of joint venture..............................           -        0.2       (1.9)
Other income (expense), net.................................        (0.2)       0.1       (0.1)
Interest income (expense), net..............................         0.9       (0.6)      (0.9)
Provision (benefit)for income taxes ........................         3.0       (1.2)      (0.7)
Minority interest...........................................           -          -       (0.3)
                                                              ----------   --------    --------
Net income (loss)...........................................         8.0%      (1.4)%     (7.4)%
                                                              ==========   ========    ========


         FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. ("TMI"), TOYMAX (H.K.) LIMITED ("THK"), MAXVERSE INTERACTIVE, INC. ("MAXVERSE") AND THE COMPANY'S EQUITY INVESTMENT IN YABOOM LIMITED ("YABOOM") ARE REFERRED TO AS TOYMAX BRANDS AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE, INC. ("GFK"), CANDY PLANET, MONOGRAM INTERNATIONAL, INC. ("MONOGRAM") AND THE FUNNOODLE PRODUCT LINE ("FUNNOODLE") ARE REFERRED TO AS TOYMAX ENTERPRISES.


FISCAL YEAR ENDED MARCH 31, 2001 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 2000

         NET SALES. Net sales for fiscal 2001 decreased $7.7 million, or 5.5%, to $132.1 million from $139.8 million in fiscal 2000.

         Net sales of Toymax Brands decreased 6.1% to $85.5 million, or 64.7% of total net sales, from $91.1 million, or 65.2% of total net sales, in fiscal 2000. The decrease in net sales was primarily due to a decrease in the sales of electronic toys that was partially offset by an increase in sales of infrared, radio-controlled and programmable vehicles.

         Net sales of Toymax Enterprises decreased 4.3% to $46.6 million, or 35.3% of total net sales, from $48.7 million, or 34.8% of total net sales, in fiscal 2000. The decrease was primarily the result of the decrease in sales of certain licensed candy and novelty gift products that was partially offset by the incorporation of a full year's net sales of Funnoodle, which was acquired in November 1999.

         GROSS PROFIT. Gross profit for fiscal 2001 decreased by $1.4 million, or 2.8%, to $46.7 million from $48.1 million, while the gross margin increased from 34.4% in fiscal 2000 to 35.4% in fiscal 2001.

         The gross profit of Toymax Brands increased by $4.1 million, or 14.6%, to $31.8 million, or 37.2% of net sales, from $27.7 million, or 30.5% of net sales, for fiscal 2000. The increase in gross margin was primarily attributable to the decrease in markdowns, allowances and other promotional costs, which were adversely affected by the product recall in the prior year.

         The gross profit of Toymax Enterprises decreased by $5.4 million, or 26.6%, to $14.9 million, or 32.1% of net sales, from $20.3 million, or 41.8% of net sales, for fiscal 2000. The decrease in gross profit was primarily due to the increased level of sales incentives and inventory markdowns related to the Company's licensed candy and novelty gift products.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 2001 decreased by $2.6 million, or 5.0%, to $48.8 million, or 36.9% of net sales, from $51.4 million, or 36.7% of net sales, for fiscal 2000. Selling and administrative expenses of Toymax Brands for fiscal 2001 decreased by $2.2 million, or 6.5%, to $31.8 million, or 37.2% of net sales, from $34.0 million, or 37.3% of net sales, for fiscal 2000. The decrease reflects a decrease in advertising costs of almost 30%, which was partially offset by higher royalties and research and development costs, including costs related to Maxverse which was formed during fiscal 2001. Selling and administrative expenses of Toymax Enterprises were $17.0 million, or 36.5% of net sales, as compared to $17.4 million, or 35.6% of net sales in fiscal 2000. Selling and administrative expenses for Toymax Enterprises in fiscal 2001 reflect a full year's operating expenses of Funnoodle, which were substantially offset by a decrease in royalties related to the decrease in certain licensed candy and novelty gift product sales.

         IMPAIRMENT LOSS. Based on continued losses, weak projections and other considerations, the Company recorded an impairment loss for the Monogram subsidiary of approximately $5.3 million during the fourth quarter of fiscal 2001. The impaired assets consist principally of the goodwill related to the acquisition of Monogram.

         OPERATING INCOME (LOSS). As a result of the foregoing, the operating loss for fiscal 2001 increased by $4.0 million, or 123.5%, to $7.3 million from $3.3 million for fiscal 2000. Operating income for Toymax Brands increased by $6.3 million, or 99.7%, to a break even from an operating loss of $6.3 million for fiscal 2000. Operating income for Toymax Enterprises decreased by $10.3 million to an operating loss of $7.3 million from operating income of $3.0 million in fiscal 2000.

         OTHER INCOME (EXPENSE), NET. In fiscal 2001, the Company recorded a write-off of its advances and investment in the Yaboom joint venture of $1.9 million. Including this charge and the increase in the Company's equity in the operating loss of the Yaboom venture in fiscal 2001, net other income for fiscal 2001 decreased by $3.1 million from $0.4 million in fiscal 2000 to net other expense of $2.7 million in fiscal 2001.

         INTEREST INCOME (EXPENSE), NET. Net interest expense for fiscal 2001 increased by $0.3 million, or 44.0%, to $1.1 million from $0.8 million in fiscal 2000. The increase in net interest expense was primarily due to the use of working capital funds to finance the Company's acquisitions and operations.

         INCOME (LOSS) BEFORE INCOME TAXES. Income before taxes for fiscal 2001 decreased by $7.5 million to a loss before taxes of $11.1 million, compared to a loss before taxes of $3.6 million for fiscal 2000. Income before taxes for Toymax Brands increased by $2.8 million, or 46.8%, to a loss before taxes of $3.4 million, compared to a loss before taxes of $6.3 million for fiscal 2000. Income before taxes for Toymax Enterprises decreased by $10.3 million to a loss before taxes of $7.7 million, compared to income before taxes of $2.6 million in fiscal 2000.

         PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for fiscal 2000 decreased to a benefit of 8.3% from 47.5% for fiscal 2000. The decrease in the effective tax rate was primarily a result of the geographic distribution of income, as well as the reduction in the tax benefit attributable to the impairment loss, the write-off of the investment in and advances to the joint venture and the net operating loss carryforwards of Maxverse.

         NET INCOME (LOSS). As a result of the foregoing, the net loss for fiscal 2001 increased $7.8 million to $9.7 million ($0.86 per diluted share) from $1.9 million ($0.18 per diluted share) for fiscal 2000.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999

         NET SALES. Net sales for fiscal 2000 increased to $139.8 million from $107.3 million in fiscal 1999, an increase of $32.5 million, or 30.2%.

         Net sales of Toymax Brands decreased 10.8% to $91.1 million, or 65.2% of total net sales, from $102.1 million, or 95.2% of total net sales, in fiscal 1999. The decrease in net sales was primarily due to a 57.4% decrease in sales of the Company's Laser Challenge(TM) gaming system, the anticipated decrease in sales of the line of Spice Girls(TM) products, and the discontinuance of the Precious Metals(TM) and Metal Molder (TM) product lines. These decreases were partially offset by the introduction of new product lines, such as the Starter Up(TM) brand and the continued strong performance of the Mighty Mo's(TM) brand of vehicles.

         Net sales of Toymax Enterprises increased 837.2% to $48.7 million, or 34.8% of total net sales, from $5.2 million, or 4.8% of total net sales, in fiscal 1999. The increase was the result of the acquisitions of Monogram and Funnoodle in May and November 1999 respectively, the incorporation of a full year's net sales of GFK and Candy Planet's successful Pokemon licensed product.

         GROSS PROFIT. Gross profit for fiscal 2000 increased by $6.8 million, or 16.4%, to $48.1 million, or 34.4% of net sales, from $41.3 million, or 38.5% of net sales, for fiscal 1999.

         The gross profit of Toymax Brands decreased by $11.4 million, or 29.1%, to $27.7 million, or 30.5% of net sales, from $39.1 million, or 38.3% of net sales, for fiscal 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to changes in the Company's product mix, particularly the reduction in sales of the Company's Laser Challenge gaming system and Spice Girls' merchandise, which carried higher gross margins. In addition, gross profit as a percentage of sales was negatively impacted by the high promotion costs stemming from lower than expected retail demand for the Company's WWF Digital Camera, and markdowns, allowances and other costs associated with the recall of Arcadia(TM) Electronic Skeet Shoot game system cartridges.

         The gross profit of Toymax Enterprises increased by $18.1 million, or 824.4%, to $20.3 million, or

41.8% of net sales, from $2.2 million, or 42.4% of net sales, for fiscal 1999. The increase in gross profit was primarily due to the acquisitions of Monogram and Funnoodle in May and November 1999 respectively, the incorporation of a full year's financial results of GFK and Candy Planet's successful Pokemon license.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for fiscal 2000 increased by $21.1 million, or 69.7%, to $51.4 million, or 36.7% of net sales, from $30.3 million, or 28.2% of net sales, for fiscal 1999. Selling and administrative expenses of Toymax Brands for fiscal 2000 increased by $4.8 million, or 16.5%, to $34.0 million, or 37.3% of net sales, from $29.2 million, or 28.6% of net sales, for fiscal 1999. The increase in dollars and as a percentage of net sales was mainly attributable to a 16.0% increase in advertising costs to promote Toymax Brands' products and to increased royalties resulting from an increase in the sales of licensed products as well as an increase in research and development costs. Selling and administrative expenses of Toymax Enterprises were $17.4 million, or 35.6% of net sales, reflecting an increase in the amortization of acquisition and license costs related to the acquisitions of Monogram and Funnoodle in May and November 1999 respectively, the incorporation of a full year's operating expenses of GFK and sales and development costs in the Candy Planet division.

         OPERATING INCOME (LOSS). As a result of the foregoing, operating income for fiscal 2000 decreased by $14.3 million, or 129.7%, to an operating loss of $3.3 million from operating income of $11.1 million for fiscal 1999. Operating income for Toymax Brands decreased by $16.2 million, or 163.2%, to an operating loss of $6.3 million from operating income of $9.9 million for fiscal 1999. Operating income for Toymax Enterprises increased by $1.9 million, or 168.8%, to $3.0 million from $1.1 million.

         OTHER INCOME (EXPENSE), NET. Net other income for fiscal 2000 was $0.4 million, compared to net other expense of $0.2 million in fiscal 1999, an increase in income of $0.6 million. The increase was primarily due to the settlement of an insurance claim and the inclusion of equity income received from the Yaboom joint venture.

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

         PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for fiscal 2000 decreased to a benefit of 47.5% from a provision of 27.2% for fiscal 1999. This was primarily a result of the losses before taxes incurred by the U.S. operations, in which the effective tax rate decreased to a benefit of 33.2% in fiscal 2000 from a provision of 43.1% in fiscal 1999. This decrease in effective tax rate was enhanced by the earnings contribution made by the FOB Hong Kong operations, which is subject to a lower tax rate on taxable earnings.

         NET INCOME (LOSS). As a result of the foregoing, the net loss for fiscal 2000 decreased to $1.9 million ($0.18 per diluted share) from net income of $8.6 million ($0.81 per diluted share) for fiscal 1999, a decrease of $10.5 million or 122.1% from fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During fiscal 2001, cash and cash equivalents decreased $2.8 million to $1.7 million. The Company's operating activities provided net cash of $1.7 million, which was primarily due to income, net of non-cash charges, of $2.8 million, which was partially offset by an increase in net operating assets of $1.1 million. Net operating assets included a $12.8 million decrease in accounts payable and accrued expenses, which was substantially offset by an increase in due to affiliates of $1.7 million and decreases of $9.4 million in due from factor and accounts receivable and $0.9 million in inventories.

         Investing activities used $5.6 million in net cash as compared to $23.3 million in fiscal 2000. Investing activities in the current year consisted of $3.0 million of capital expenditures, the payment of $2.6 million of additional purchase price for the Funnoodle product line. Investing activities in the prior year included $19.3 million related to business acquisitions and $4.0 million for capital expenditures. Capital expenditures in both periods consist principally of the purchase of tooling for new products and equipment.

         Financing activities provided $1.1 million in net cash, primarily due the private placement of common stock of $4.6 million and the increase in long-term obligations of $0.5 million, offset by the decrease in bank debt of $4.1 million. Pursuant to the offering, the Company issued 1,533,333 shares of common stock of Toymax and approximately 46 million shares of stock in its majority-owned subsidiary, Maxverse. The capital infusion will be used for general corporate purposes and to fund the development of the Company's expansion into the wireless communications market. In December 2000, the Company replaced the TMI and GFK subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate (8.5% as of March 31, 2001) or LIBOR plus 2.50% (7.78% as of March 31,
2001). The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of March 31, 2001, the outstanding balance under the Agreement was $10.0 million and borrowing availability was approximately $2.1 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

         In April 2000, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for an import line of credit of $500,000 and the acceptance of an export letter of credit guarantee for documents presented with discrepancies of up to approximately $2.3 million. The facility is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of March 31, 2001, there were no outstanding borrowings under this facility.

         The Company expects to fund its near-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings under its banking arrangements. The Company expects to finance its longer-term growth primarily with cash flow from operations and with externally generated funds, which will likely include borrowings under its existing or future credit facilities. Additional funding from other sources, including equity investors, may be required to support the continued marketing and development costs of Maxverse. There can be no assurance that sufficient cash flows from operations will materialize or that financing under a credit facility will be available in amounts, or at rates, or on terms and conditions acceptable to the Company. In such event, additional funding would be required.

         In connection with any future cash needs or acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors.


NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133, as amended, is effective for transactions entered into after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and related to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

         Effective April 2001, the Company will adopt SFAS No. 133 and No. 138. The initial impacts of adoption on the Company's financial statements will be recorded in the first fiscal quarter of fiscal 2002 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 in fiscal 2001 and there was no material effect on the Company's operating results.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacements of FAS 125." This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the adoption of this standard will not have a material effect on its operating results and disclosures.

BARTER TRANSACTION

         In December 1998, the Company entered into an agreement with a broker of media advertising, whereby the Company sold and transferred title to merchandise of the Company having a fair value of approximately $6.9 million in exchange for approximately $8.7 million in trade credits. Based upon the Company's historical use of barter credits in the purchase of its advertising as well as the Company's current advertising budget, the Company has recorded a portion of the asset as a current prepaid asset with the remaining balance recorded as a long-term asset. As of March 31, 2001, the total remaining net asset balance was approximately $5.1 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Philip Garfinkle resigned as a director of the Company as of June 13, 2001. On June 13, 2001, at a meeting of the Board of Directors (the "BOARD"), Eric Inspektor was elected as a member of the Board. The additional information required under this Item is incorporated by reference herein from the Company's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required under this Item is incorporated by reference herein from the Company's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

         The information required under this Item is incorporated by reference herein from the Company's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this Item is incorporated by reference herein from the Company's 2001 Notice of Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after March 31, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:


                                                                                                                PAGE
 1.  FINANCIAL STATEMENTS

    Report of independent certified public accountants                                                           F-1

    Consolidated financial statements:

          Balance sheets as of March 31, 2000 and 2001                                                           F-2

          Statements of operations for the three years in the period ended March 31, 2001                        F-3

          Statements of stockholders' equity for the three years in the period ended March 31, 2001              F-4

          Statements of cash flows for the three years in the period ended March 31, 2001                        F-5

          Notes to consolidated financial statements                                                     F-6 to F-19

 2.  FINANCIAL STATEMENT SCHEDULES

          Report of independent certified public accountants on the Financial                                    S-1
      Statement Schedule

          Schedule II - Valuation and Qualifying Accounts for the three years in the                             S-2
      period ended March 31, 2001

        All other schedules have been omitted because the information to be set forth therein is not applicable or is shown in the financial statements or the notes thereto.

3. EXHIBITS

         The following Exhibits are filed herewith and made a part hereof:

##2.1          First Amendment to Asset Purchase Agreement dated April 5, 2000 between the Company, Funnoodle (H.K.) Limited and
               Kidpower Inc. and James P. O'Rourke.
*3.1(a)        Amended and Restated Certificate of Incorporation of the Registrant.
*3.1(b)        Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
*3.2           By-Laws of the Registrant.
*4.1           Specimen Stock Certificate for shares of Common Stock.
*4.2           Form of Representative's Warrant Agreement including Form of Redeemable Warrant Certificate.
####4.3        Amended and Restated 1997 Stock Option Plan.
*10.1          Form of 1997 Stock Option Plan.
*10.2          Executive Bonus Plan.
*10.3(a)       Agreement of Lease of the Company's offices at 125 E. Bethpage Road, Plainview, New York.
****10.3(b)    Amendment to Lease of the Company's offices at 125 E. Bethpage Road, Plainview, New York.
##10.4         Lease of the Company's showroom at 200 Fifth Avenue, New York, New York.
#10.5          Tenancy Agreement between Petergrand Limited and Toymax (H.K.) Limited for the Company's showroom at Concordia
               Plaza, No. 1 Science Museum Road, Tsimshatsui East, Kowloon, Hong Kong.
*10.6(a)       Agency Agreement dated April 1, 1997, between the Company and Tai Nam.
****10.6(b)    Second Amendment to the Agency Agreement dated April 1, 1999, between the Company and Tai Nam.
***10.7(a)     Credit Facility Agreement dated February 3, 1999 between the Company and State Street Bank and Trust Company and
               Congress Talcott Corporation.
*10.8          Security Agreement with State Street dated June 17, 1997.
*10.9(a)       Factoring Agreement dated June 4, 1991 between the Company and Congress Talcott Corporation, as amended.
##10.9(b)      Amendment to the Collection Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc.
*10.11         Form of Employment Agreement with Steven Lebensfeld.
10.11(a)       Amended and Restated Employment Agreement with Steven A. Lebensfeld, dated January 1, 2000.
*10.12         Form of Employment Agreement with Harvey Goldberg.
10.12(a)       Amended and Restated Employment Agreement with Harvey Goldberg, dated January 1, 2000.
*10.13         Form of Employment Agreement with Kenneth Price.
10.13(a)       Amended and Restated Employment Agreement with Kenneth Price, dated January 1, 2000.
10.13(b)       Modification of Employment Agreement with Kenneth Price, dated February 16, 2000.
*10.14         Form of Employment Agreement with Carmine Russo.
10.14(a)       Amended and Restated Employment Agreement with Carmine Russo, dated January 1, 2000.
10.14(b)       Amended and Restated EmploymentAgreement with Carmine Russo, dated February 16, 2000.
**10.15        Form of Employment Agreement with Andrew Stein.
**10.16        Form of Employment Agreement with William A. Johnson, Jr.
10.16(a)       Amended and Restated Employment Agreement with William A. Johnson, Jr., dated January 1, 2000.
*10.17(a)      Form of Manufacturing Agreement between the Company, Tai Nam and Jauntiway.
****10.17(b)   Amendment to Manufacturing Agreement dated April 1, 1999, between the Company, Tai Nam and Jauntiway.
*10.18         Form of Amendment to Agency Agreement between the Company and Tai Nam.
#10.19         Management Agreement made as of November 30, 1999, between Sun Master Investment Limited and Kidpower, Inc.
##10.20        Form of Employment Agreement with Barry Shapiro.
##10.21        Agency Agreement dated March 24, 2000, between Monogram International Inc., Monogram Products (H.K.) Limited and Tai
               Nam.
##10.22        First Addendum to Loan Agreement, dated March 28, 2000, by and among Monogram Acquisition, Inc., Monogram
               Acquisition 1, LLC and SunTrust Bank, joined by the Company
##10.23        Receivables Servicing Agreement dated, April 28, 2000 between Funnoodle (H.K.) Ltd. and Kidpower, Inc., and The CIT
               Group/Commercial Services, Inc.
###10.24       Financing Agreement dated, December 27, 2000, among Toymax Inc. Go Fly A Kite, Inc., Monogram International, Inc.
               and Funnoodle, Inc. and The CIT Group/Commercial Services, Inc. and Fleet Capital Corporation.
10.25          Agency Agreement dated September 1, 2000 between Go Fly A Kite Inc., Go Fly A Kite (H.K.) and Tai Nam.
##21.1         List of Subsidiaries of the Registrant.

------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33409).

** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1998.

*** Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

# Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

## Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

### Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

#### Incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-54522).


(b) Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company as of January 11, 2001 announcing that Toymax Inc., Go Fly A Kite, Inc., Monogram International, Inc. and Funnoodle, Inc. had entered a financing agreement with the CIT Group/Commercial Services, Inc. and Fleet Capital Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Toymax International, Inc.
                                          (Registrant)

                                                By: /s/ STEVEN A. LEBENSFELD
                                                    ---------------------------
                                                       Steven A. Lebensfeld
                                                     CHIEF EXECUTIVE OFFICER



Dated: July 10, 2001

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                         TITLE                               DATE

           /s/ DAVID KI KWAN CHU                        Chairman                                           July 10, 2001
----------------------------------------------
              David Ki Kwan Chu


         /s/ STEVEN A. LEBENSFELD                       Chief Executive Officer and Director               July 10, 2001
-----------------------------------------------
             Steven A. Lebensfeld


             /s/ HARVEY GOLDBERG                        President and Director                             July 10, 2001
-----------------------------------------------
               Harvey Goldberg


        /s/ WILLIAM A. JOHNSON, JR.                     Chief Financial Officer and Treasurer              July 10, 2001
-----------------------------------------------         (Principal Financial and Accounting
           William A. Johnson, Jr.                      Officer)


             /s/ OREN ASHER                             Director                                           July 10, 2001
-----------------------------------------------
                 Oren Asher


            /s/ JOEL M. HANDEL                          Director                                           July 10, 2001
-----------------------------------------------
                Joel M. Handel

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Toymax International, Inc.

         We have audited the accompanying consolidated balance sheets of Toymax International, Inc. and Subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toymax International, Inc. and Subsidiaries at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




BDO Seidman, LLP
New York, New York
June 29, 2001

                                                     Toymax International, Inc.
                                                               and Subsidiaries

                                                                                           CONSOLIDATED BALANCE SHEETS


                                                                                                 MARCH 31,
                                                                                          2000                2001
------------------------------------------------------------------------------- ------------------- --------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                         $ 4,543,823          $ 1,718,754
   Due from Factor                                                                    15,147,198           11,174,737
   Accounts receivable, less allowance for possible
    losses of $280,000 and $476,000                                                   12,303,499            6,704,763
   Due from affiliates                                                                   387,777                    -
   Inventories                                                                        11,811,119           10,950,832
   Prepaid expenses and other current assets                                           4,405,611            4,743,096
   Prepaid income taxes and refunds receivable                                         2,877,890            2,236,624
   Deferred income taxes                                                               2,407,945            1,966,948
------------------------------------------------------------------------------- ------------------- --------------------
                    TOTAL CURRENT ASSETS                                              53,884,862           39,495,754
------------------------------------------------------------------------------- ------------------- --------------------

PROPERTY AND EQUIPMENT, NET                                                            5,872,905            5,388,757
INVESTMENT IN AND ADVANCES TO JOINT VENTURE                                            2,314,720                    -
DEFERRED INCOME TAXES                                                                  1,176,512            2,168,509
GOODWILL, net of amortization of $1,061,754 and $1,984,367                            18,879,535           14,497,309
OTHER ASSETS, primarily prepaid advertising                                            6,944,663            7,537,263
------------------------------------------------------------------------------- ------------------- --------------------
                                                                                     $89,073,197          $69,087,592
------------------------------------------------------------------------------- ------------------- --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:

   Bank credit facility                                                              $14,029,044          $ 9,971,578
   Accounts payable                                                                   15,574,774            7,709,941
   Accrued expenses                                                                    6,570,002            4,253,418
   Accrued rebates and allowances                                                      5,061,656            2,558,435
   Due to affiliates                                                                   4,588,540            6,273,154
   Current portion of long-term obligations                                              637,319               27,926
   Income taxes payable                                                                1,260,651            1,008,062
------------------------------------------------------------------------------- ------------------- --------------------
                    TOTAL CURRENT LIABILITIES                                         47,721,986           31,802,514
------------------------------------------------------------------------------- ------------------- --------------------

LONG-TERM OBLIGATIONS                                                                     49,951            1,211,566
------------------------------------------------------------------------------- ------------------- --------------------
                    TOTAL LIABILITIES                                                 47,771,937           33,014,080
------------------------------------------------------------------------------- ------------------- --------------------

MINORITY INTEREST                                                                              -              479,882
------------------------------------------------------------------------------- ------------------- --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
   none outstanding                                                                            -                    -
   Common stock, par value $.01 per share; 50,000,000 shares authorized;
   10,633,108 and 12,166,441 shares issued                                               106,331              121,664
   Additional paid-in capital                                                         23,120,275           27,144,942
   Retained earnings                                                                  18,267,695            8,520,065
     Treasury stock, 35,000 shares at cost                                              (177,889)            (177,889)
   Accumulated other comprehensive income                                                (15,152)             (15,152)
------------------------------------------------------------------------------- ------------------- --------------------
                     TOTAL STOCKHOLDERS' EQUITY                                       41,301,260           35,593,630
------------------------------------------------------------------------------- ------------------- --------------------
                                                                                     $89,073,197          $69,087,592
------------------------------------------------------------------------------- ------------------- --------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     Toymax International, Inc.
                                                               and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED MARCH 31,
--------------------------------------------------------------------------------------------------------------------
                                                                      1999             2000              2001
--------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $107,317,708    $139,763,802      $132,102,757
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of goods sold                                                 65,998,777      91,683,710        85,377,627
   Selling and administrative                                         30,267,386      51,360,668        48,793,750
    Impairment of goodwill                                                     -               -         5,263,247
--------------------------------------------------------------------------------------------------------------------
                                                                      96,266,163     143,044,378       139,434,624
--------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                                          11,051,545      (3,280,576)       (7,331,867)
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
   Other income, net                                                     409,135        985,921           639,267
   Interest income                                                     1,102,492        535,330           247,477
   Interest expense                                                     (116,526)    (1,321,431)       (1,379,526)
   Equity in income (loss) of joint venture                                   -         289,768          (699,500)
   Write-off of investment in and advances to joint venture                   -              -         (1,859,906)
   Finance charges                                                      (610,366)      (833,399)         (758,232)
--------------------------------------------------------------------------------------------------------------------
                                                                         784,735       (343,811)       (3,810,420)
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST               11,836,280     (3,624,387)      (11,142,287)
Income tax expense (benefit)                                           3,219,865     (1,723,027)         (920,110)
--------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                 8,616,415     (1,901,360)       (10,222,177)
Minority interest                                                              -              -            474,547
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     $8,616,415    $(1,901,360)       $(9,747,630)
--------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:                            $   0.81    $     (0.18)       $     (0.86)
--------------------------------------------------------------------------------------------------------------------

SHARES USED IN COMPUTING BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE:                                            10,605,000      10,596,677        11,280,804
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     Toymax International, Inc.
                                                               and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                            COMMON STOCK         ADDITIONAL
THREE YEARS ENDED                       --------------------       PAID-IN         RETAINED
MARCH 31, 2001                          Shares        Amount       CAPITAL         EARNINGS
------------------------------------ -------------------------- ------------- ---------------
BALANCE, APRIL 1, 1998                10,605,000    $ 106,050    $ 23,059,355    $11,552,640
Net income                                     -            -               -      8,616,415
------------------------------------ ------------- ------------ ------------- ---------------
BALANCE, MARCH 31, 1999               10,605,000      106,050      23,059,355     20,169,055
Issuance of common
 stock purchase warrants                       -            -          61,201              -
Issuance of common stock                  28,108          281            (281)             -
Purchase of treasury stock               (35,000)           -               -              -
Net loss                                       -            -               -     (1,901,360)
------------------------------------ ------------- ------------ ------------- ---------------

BALANCE, MARCH 31, 2000               10,598,108      106,331      23,120,275     18,267,695
Issuance of common stock               1,533,333       15,333       4,024,667              -
Net loss                                       -            -               -     (9,747,630)
------------------------------------ ------------- ------------ ------------- ---------------

BALANCE, MARCH 31, 2001               12,131,441    $ 121,664    $ 27,144,942    $  8,520,065
------------------------------------ ------------- ------------ ------------- ---------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                  ACCUMULATED
                                                     OTHER          TOTAL
THREE YEARS ENDED                     TREASURY   COMPREHENSIVE  STOCKHOLDERS'
MARCH 31, 2001                         STOCK        INCOME         EQUITY
----------------------------------------------- -------------- --------------
BALANCE, APRIL 1, 1998              $         -   $ (15,152)     $34,702,893
Net income                                    -           -        8,616,415
----------------------------------------------- -------------- --------------

BALANCE, MARCH 31, 1999                       -     (15,152)      43,319,308
Issuance of common stock
 stock purchase warrants                      -           -           61,201
Issuance of common stock                      -           -                0
Purchase of treasury stock             (177,889)          -         (177,889)
Net income                                    -           -       (1,901,360)
----------------------------------------------- -------------- --------------

BALANCE, MARCH 31, 2000                (177,889)    (15,152)      41,301,260
Issuance of common stock                      -           -        4,040,000
Net loss                                      -           -       (9,747,630)
----------------------------------------------- -------------- --------------

BALANCE, MARCH 31, 2001               $(177,889)    (15,152)     $35,593,630
----------------------------------------------- -------------- --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     Toymax International, Inc.
                                                               and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED MARCH 31,
---------------------------------------------------------------- ---------------- --------------- ----------------
                                                                      1999             2000            2001
---------------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ 8,616,415   $ (1,901,360)    $ (9,747,630)
---------------------------------------------------------------- ---------------- --------------- ----------------
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                       1,617,246      4,370,271        5,599,269
   Minority interest                                                      (5,780)             -         (474,547)
   Bad debts                                                              27,438         53,749          196,022
   Equity in unconsolidated joint venture                                      -       (289,768)         699,500
   Non-cash compensation                                                       -         61,201                -
   Non-cash revenue - barter credits                                  (6,560,022)      (377,433)               -
   Loss on disposal and write-off of property and equipment                    -         28,054                -
   Loss on impairment of asset valuation and write-off of
        investment and advances to joint venture                               -              -        7,123,153
   Changes in deferred income taxes                                      244,242       (702,140)        (551,000)
   Changes in operating assets and liabilities:
        Due from Factor and accounts receivable                        4,321,542     (9,601,301)       9,375,174
        Due from affiliates                                                    -       (387,777)          (6,330)
        Inventories                                                       32,299     (1,712,620)         860,288
        Prepaid expenses and other                                      (717,327)      (803,480)        (696,585)
        Income tax refunds receivable                                   (807,968)    (1,843,533)         641,266
        Accounts payable and accruals                                   (286,147)    10,164,566      (12,784,638)
        Due to affiliates                                             (1,228,147)     2,034,713        1,684,617
        Income taxes payable                                             128,600       (112,373)        (252,589)
---------------------------------------------------------------- ---------------- --------------- ----------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            5,382,391     (1,019,231)       1,665,970
---------------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                              (3,014,955)    (3,997,858)      (2,997,987)
   Proceeds from disposals of property and equipment                           -         28,661                -
   Business acquisitions, investments and advances                    (5,386,825)   (19,316,841)      (2,587,808)
   Advances to officers                                                  (30,993)             -                -
   Repayment from officers                                                27,291              -                -
---------------------------------------------------------------- ---------------- --------------- ----------------
        NET CASH USED IN INVESTING ACTIVITIES                         (8,405,482)   (23,286,038)      (5,585,795)
---------------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank credit facility                                 -     10,620,661       (4,057,466)
   Increase (decrease) in long-term obligations                           (8,470)       (62,707)         552,222
   Proceeds from private placement of common stock                             -              -        4,600,000
        Purchase of treasury stock                                             -       (177,889)               -
---------------------------------------------------------------- ---------------- --------------- ----------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (8,470)    10,380,065        1,094,756
---------------------------------------------------------------- ---------------- --------------- ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (3,031,561)   (13,925,204)      (2,825,069)
CASH AND CASH EQUIVALENTS, beginning of period                        21,500,588     18,469,027        4,543,823
---------------------------------------------------------------- ---------------- --------------- ----------------
CASH AND CASH EQUIVALENTS, end of period                             $18,469,027   $  4,543,823     $  1,718,754
---------------------------------------------------------------- ---------------- --------------- ----------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                   $   129,872   $  1,222,412     $  1,637,562
     Income taxes paid                                               $ 3,702,290   $    992,891     $  1,740,812
---------------------------------------------------------------- ---------------- --------------- ----------------
---------------------------------------------------------------- ---------------- --------------- ----------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
     Issuance of common stock for license rights and services        $         -   $          -     $    494,429
     Capital leases entered into during the year                     $    22,017   $     64,754     $          -
---------------------------------------------------------------- ---------------- --------------- ----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Toymax International, Inc. ("Toymax" and the "Company") and its subsidiaries after elimination of intercompany accounts and transactions.

         ADOPTION OF RECENT ACCOUNTING PRINCIPLES

         The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs," which was effective in the Company's fourth quarter of fiscal 2001. The Company reclassified income from freight charges to customers to "Net sales" and warehousing, shipping and handlings costs to "Cost of goods sold." Such costs, net of the related revenue, were historically included in "Selling, general and administrative" expenses for all periods presented.

         BUSINESS

         The Company's operations consist principally of its traditional toy products business and the businesses of its acquired enterprises. The toy products business is conducted by the Company's subsidiaries, Toymax, Inc. ("TMI") and Toymax (H.K.) Limited ("TOYMAX HK"), which are involved in designing, marketing and distributing toy products, and its majority-owned subsidiary, Maxverse Interactive, Inc. ("MAXVERSE"), which is involved in the development of wireless communications devices for the youth market, (collectively with the Yaboom Ltd. joint venture, "TOYMAX BRANDS"). The Company's new ventures include Go Fly A Kite, Inc. ("GFK"), Monogram International, Inc., Monogram Products (H.K.) Limited (together with Monogram International, Inc., "MONOGRAM"), Funnoodle, Inc., Funnoodle (H.K.) Limited (together with Funnoodle, Inc., "FUNNOODLE", formerly Sun Master Investment Limited) and Candy Planet (collectively "TOYMAX ENTERPRISES"). GFK, Monogram and Funnoodle were formed to acquire the businesses described in Note 2. Candy Planet was formed in February 1999 as a division of TMI to design, market and distribute candy products.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents includes investments with original maturities of three months or less at the date of acquisition. Such investments, consisting primarily of investments in commercial paper, are stated at cost, which approximates market value, and amounted to approximately $3.3 million and $0.6 million at March 31, 2000 and 2001, respectively. In addition, at March 31, 2000 and 2001 approximately $0.8 million and $0.5 million, respectively, were invested in interest bearing savings accounts and money market funds.

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

         TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

         Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income or

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

loss. Substantially all of the Company's foreign subsidiaries are located in Hong Kong. Since the value of the Hong Kong dollar has been tied to the value of the United States dollar, foreign currency fluctuations have been eliminated.

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

         REVENUE RECOGNITION

         Sales are recorded upon shipment, free on board from the point of shipment. The Company provides, as a reduction of sales, for anticipated returns, allowances and other sales incentives, based on known and anticipated claims.

         ADVERTISING

         Advertising costs are charged to operations as incurred and were approximately $11.3 million, $13.3 million and $9.5 million for the years ended March 31, 1999, 2000 and 2001, respectively.

         ROYALTIES

         Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on the sales of related products. The realizability of minimum guaranteed royalties paid is evaluated by the Company based on the projected sales of the related products.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are charged to operations as incurred and are included in selling and administrative expenses. Research and development expenses for the years ended March 31, 1999, 2000 and 2001 were approximately $2.6 million, $5.2 million and $4.5 million, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of certain financial instruments, including cash, due from Factor, accounts receivable, accounts payable and bank obligations, approximate fair value as of March 31, 2000 and March 31, 2001 because of the relatively short-term maturity of these instruments. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the terms.

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In fiscal 2001, the Company recognized an impairment loss of approximately $7.1 million related to the valuation of goodwill and the investment in and advances to the Company's joint venture.

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

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

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

         Options and warrants to purchase an aggregate of 2,738,620 and 2,293,900 shares of common stock were outstanding at March 31, 2000 and 2001, respectively, at exercise prices ranging from $3.75 to $10.20 per share in fiscal 2000, and from $1.34 to $8.63 in fiscal 2001. Such options and warrants are not included in the computation of diluted earnings per share because they are anti-dilutive (See Note 10).

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

         The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers' historical trends and other information. See Note 12 for information relating to the concentration of sales to major customers.

         COMPREHENSIVE INCOME

         Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three years ended March 31, 2001 is the same as the reported net income.

         RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133, as amended, is effective for transactions entered into after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and related to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

         Effective April 2001, the Company will adopt SFAS No. 133 and No. 138. The initial impacts of adoption on the Company's financial statements will be recorded in the first fiscal quarter of fiscal 2002 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 in fiscal 2001 and there was no material effect on the Company's operating results.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacements of FAS 125." This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the adoption of this standard will not have a material effect on its operating results and disclosures.

         RECLASSIFICATIONS

         Certain March 31, 1999 and 2000 amounts were reclassified to conform to the March 31, 2001 presentation.

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

         In May 1999, newly formed subsidiaries of Toymax acquired substantially all of the assets and certain liabilities of Burkett Enterprises, Inc. f/k/a Monogram International, Inc. and Monogram Products, (H.K.) Limited pursuant to an asset purchase agreement dated April 19, 1999. Monogram is a leading designer, manufacturer and marketer of gift, novelty and souvenir products sold globally. The consideration for the acquisition was $6.0 million paid in cash at the closing plus up to $9.0 million payable after the closing if certain contingencies occur through March 31, 2003. In addition, Monogram's short-term indebtedness consisting of two promissory notes, totaling $3.8 million as of the date of acquisition, was assumed. The Company recorded approximately $6.0 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. Transaction costs of approximately $0.9 million were incurred in connection with the acquisition. The funds required at closing came out of the working capital of the Company. To date, no additional consideration has been paid based on the contingencies contained in the acquisition agreement. Based on continued losses, weak projections and other considerations, the Company recorded an impairment loss for the Company's Monogram subsidiary of approximately $5.3 million during the fourth quarter of fiscal 2001. The impaired assets consist principally of the goodwill related to the acquisition of Monogram.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

         In November 1999, the Company acquired the Funnoodle product line from Kidpower, Inc. ("Kidpower"), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a highly recognized consumer brand of pool and backyard water recreational products which include the original Funnoodle(R) water toys, floating pool mats, lawn sprinkler toys and exercise mats. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments of Kidpower in an amount of $500,000, plus up to $7.0 million payable to Kidpower after the closing if certain contingencies occur through October 31, 2002. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. The funding for the acquisition was out of the working capital of the Company. Based on the occurrence of certain contingencies contained in the acquisition agreement, the Company recorded and paid approximately $2.6 million as additional goodwill in fiscal 2001.

         In connection with the Funnoodle acquisition, the Company entered into a management services agreement dated November 30, 1999 with Kidpower (the "KIDPOWER MANAGEMENT AGREEMENT"). Pursuant to the Kidpower Management Agreement, Kidpower will manage the day-to-day operations with respect to the Funnoodle product line. Pursuant to the Kidpower Management Agreement, a management fee of seven percent (7%) of the cost of all finished goods with respect to the Funnoodle product line is payable to Kidpower. The Kidpower Management Agreement, which has an initial term through November 15, 2002, is subject to termination or renewal on an annual basis at the Company's option. In May 2001, the Company delivered notice to Kidpower to terminate the Kidpower Management Agreement effective August 2001.

         On a pro forma basis, reflecting the acquisition of GFK, Monogram, and Funnoodle as if they had taken place at the beginning of fiscal 1999 and after giving effect to adjustments recording the acquisitions, unaudited pro-forma results for fiscal 1999 and 2000 are as follows:

        YEAR ENDED MARCH 31,                                  1999             2000
        ----------------------------------------------- ----------------- ----------------
        Net sales                                           $147,628,114     $152,836,943
        Net income (loss)                                      8,554,605       (1,199,621)
        ----------------------------------------------- ----------------- ----------------

        Basic and diluted earnings (loss) per share         $        .81     $       (.11)
        ----------------------------------------------- ----------------- ----------------


         In October 1999, the Company and a private investor formed Yaboom Ltd. ("Yaboom"), a joint venture. The Company's investment in Yaboom includes $1.0 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom was formed to develop, manufacture and market innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and the private investor each own fifty percent of Yaboom. The Company has accounted for the joint venture using the equity method and intends to permanently reinvest the earnings derived from the joint venture. Based on the uncertainty of the operations, the Company recognized an impairment in the value of the goodwill and investment in and advances to Yaboom of approximately $1.9 million in fiscal 2001.

         In fiscal 2001, the Company formed a subsidiary to develop wireless communication products for children and young adults. Pursuant to a private placement in the third quarter of fiscal 2001, the Company sold a minority interest in the subsidiary. Minority interest represents the minority shareholders' proportionate share of the loss and equity of the subsidiary. The results of operations of the subsidiary were not material for fiscal 2001.

3.       DUE FROM FACTOR AND ACCOUNTS RECEIVABLE

         In the normal course of business, TMI and Funnoodle sell substantially all of their accounts receivable, without recourse, to the CIT Group, Inc. (the "FACTOR"), and receive payment from the Factor when the accounts are collected.

         Accounts receivable consists mainly of sales not factored and amounts charged back by the Factor as a result of disputes primarily relating to unearned discounts and damaged shipments, net of allowances for possible losses.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of:

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

                                                                                       ESTIMATED
        MARCH 31,                                    2000              2001           USEFUL LIVES
        -------------------------------------- ----------------- ------------------ -----------------
        Machinery, equipment and molds             $13,999,012       $ 16,821,376       2-5
        Furniture and fixtures                         616,002            666,099       5
        Leasehold improvements                       1,123,834          1,248,715       2-8
        -------------------------------------- ----------------- ------------------ -----------------
                                                    15,738,848         18,736,190

        Less: Accumulated depreciation and
        amortization                                 9,865,943         13,347,433
        -------------------------------------- ----------------- ------------------ -----------------
                                                    $5,872,905       $  5,388,757
        ====================================== ================= ================== =================

         Depreciation and amortization of property and equipment charged to operations were approximately $1.5 million, $2.7 million and $3.5 million in 1999, 2000 and 2001, respectively.

5.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         BARTER TRANSACTION

         In December 1998 and April 1999, the Company entered into agreements with a broker of media advertising, whereby the Company through the Toymax Brands segment sold and transferred title to merchandise of the Company having a fair value of approximately $6.9 million in exchange for approximately $8.7 million in trade credits. The Company recorded a gross margin on this transaction of approximately $3.2 million. The net prepaid advertising at March 31, 2001 was approximately $5.1 million of which approximately $1.2 million represented the current portion and the balance of which is included in other assets. The components of prepaid expenses and other current assets are as follows:

        MARCH 31,                                        2000            2001
        -------------------------------------------- -------------- ---------------
        Prepaid expenses and other current assets:
           Prepaid advertising                         $ 1,300,000     $ 1,169,143
           Other                                         3,105,611       3,565,574
        -------------------------------------------- -------------- ---------------
                                                       $ 4,405,611     $ 4,734,717
        ============================================ =============  ===============


6.       BANK CREDIT FACILITY

         In December 2000, the Company replaced the Toymax Inc. ("TMI") and Go Fly A Kite, Inc. ("GFK") subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate (8.0% as of March 31, 2001) or LIBOR plus 2.50% (7.78% as of March 31, 2001). The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of March 31, 2001, the outstanding balance under the Agreement was $10.0 million and borrowing availability was approximately $2.1 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

         Effective April 2000, the Company's Toymax HK subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for an import line of credit of $500,000 and the acceptance of an export letter of credit guarantee of Toymax HK for documents presented with discrepancies of up to approximately $2.3 million. The facility is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of March 31, 2001, the Company had no borrowings under this facility.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

7.       DUE TO/FROM AFFILIATES

         The majority stockholder of the Company owns significant interests in several other companies, including Tai Nam Industrial Company Limited ("TAI NAM") and Jauntiway Investments Limited ("JAUNTIWAY"). TMI and Toymax HK have purchased the majority of their merchandise directly from Tai Nam. The majority of the merchandise is manufactured in the People's Republic of China ("PRC") by Jauntiway.

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

         GFK maintains some raw materials for manufacturing but purchases the majority of its product from manufacturers in the PRC and Taiwan based upon the company's product specifications. Tai Nam acts as GFK's agent in Hong Kong for all products produced in the PRC pursuant to an agency agreement dated September 1, 2000.

        Monogram and Tai Nam are currently negotiating an amendment to their existing agency agreement. As the agency agreement exists now, Tai Nam receives an agency fee of up to 7% of the gross invoiced value of products purchased by Monogram.

        Funnoodle is in the process of negotiating an agency agreement with Tai Nam and currently has an existing relationship with Tai Nam.

        Lastly, Tai Nam also acts as Candy Planet's agent in Hong Kong for products produced in the PRC.

         The following is a summary of balances and transactions with affiliated companies:

        MARCH 31,                                    2000              2001
        -------------------------------------- ----------------- ------------------
        Due from affiliates:
           Yaboom                                     $ 387,777                $ -
        ====================================== ================= ==================
        Due to affiliates:
           Tai Nam                                  $ 4,588,540        $ 6,273,154
        ====================================== ================= ==================


        YEAR ENDED MARCH 31,                         1999              2000               2001
        -------------------------------------- ----------------- ------------------ -----------------
        Purchases from:
           Tai Nam                                 $ 52,842,416       $ 56,876,499      $ 57,905,742
        ====================================== ================= ================== =================
        Sales to:
           Tai Nam                                  $ 1,368,410         $  475,803        $  342,319
        ====================================== ================= ================== =================
        Mold purchases from:
           Tai Nam                                  $ 2,388,660        $ 2,284,973       $ 2,308,855
        ====================================== ================= ================== =================
        Agency fees charged by:
           Tai Nam                                   $3,838,984        $ 4,041,315       $ 3,456,425
        ====================================== ================= ================== =================
        Reimbursed expenses charged by:
           Tai Nam                                    $ 638,068        $ 1,045,521        $   61,016
        ====================================== ================= ================== =================
        Agency fees earned from:
           Tai Nam                                    $  50,342                  -                 -
        ====================================== ================= ================== =================

          The Company also had outstanding purchase commitments to Tai Nam of approximately $1.8 million and $2.3 million at March 31, 2000 and 2001, respectively.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

8.       INCOME TAXES

         The components of income (loss) before income tax expense (benefit) and the related provision for income taxes consist of the following:


        YEAR ENDED MARCH 31,                         1999              2000               2001
        -------------------------------------- ----------------- ------------------ -----------------
        INCOME (LOSS) BEFORE INCOME TAXES:
           Hong Kong                                $ 6,799,700        $2,793,855       $ (5,502,826)
           U.S.                                       5,036,580         (6,418,242)       (5,639,461)
        -------------------------------------- ----------------- ------------------ -----------------
                                                    $11,836,280        $(3,624,387)     $(11,142,287)
        -------------------------------------- ----------------- ------------------ -----------------


        YEAR ENDED MARCH 31,                         1999              2000               2001
        -------------------------------------- ----------------- ------------------ -----------------
        INCOME TAX EXPENSE (BENEFIT):
        Current:
           Hong Kong                                 $  962,599       $    326,005        $  291,251
           U.S. Federal                               1,609,643         (1,132,422)         (847,811)
           U.S. State and City                          403,381           (214,470)          187,450
        -------------------------------------- ----------------- ------------------ -----------------
                                                     $2,975,623       $ (1,020,887)       $ (369,110)
        -------------------------------------- ----------------- ------------------ -----------------
        Deferred:
            Hong Kong                                $        -       $    82,179         $        -
           U.S. Federal                                 207,906          (720,711)          (294,429)
           U.S. State and City                           36,336           (63,608)          (256,571)
        -------------------------------------- ----------------- ------------------ -----------------
                                                     $  244,242       $  (702,140)        $ (551,000)
        -------------------------------------- ----------------- ------------------ -----------------

        Income tax expense (benefit)                 $3,219,865       $(1,723,027)        $ (920,110)
        -------------------------------------- ----------------- ------------------ -----------------

         The income tax expense (benefit) varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:


        YEAR ENDED MARCH 31,                         1999              2000               2001
        -------------------------------------- ----------------- ------------------ -----------------
        Federal income tax expense
           (benefit), at statutory rate of          $ 4,024,335       $(1,232,292)      $(3,788,378)
           34%
        State income tax expense (benefit),
           net of federal tax expense (benefit)         290,213          (183,530)          (45,620)
        Changes in deferred tax valuation
           allowance                                          -                  -          633,537
        Non-deductible expenses                          65,243            48,710           110,900
        Effect of differences in U.S. and
           Hong Kong statutory rates                (1,340,014)          (469,998)        2,127,296
        Other                                           180,088           114,083            42,155
        -------------------------------------- ----------------- ------------------ -----------------

        Income tax expense (benefit)               $ 3,219,865        $(1,723,027)       $ (920,110)
        ====================================== ================= ================== =================


The components of deferred tax assets/(liabilities) are as follows:


        MARCH 31,                                    2000              2001
        -------------------------------------- ----------------- ------------------
        Deferred tax assets:
         Current:
           Reserve for sales allowances and
              possible losses                         $ 978,332          $ 793,118
           Inventory                                    934,491            629,320
           Accrued expenses                             392,987            385,062

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

        MARCH 31,                                    2000              2001
        -------------------------------------- ----------------- ------------------

           Other                                         102,135            159,448
        -------------------------------------- ----------------- ------------------
                                                       2,407,945          1,966,948
        -------------------------------------- ----------------- ------------------
         Long term:
           Design costs                                  445,985            504,280
           Property and equipment                        274,042            317,245
            Goodwill, licenses and other
              intangibles                                 74,415            618,522
           Legal fees-trademarks                         385,721            501,527
           Federal net operating loss
              carryforwards                                    -            433,537
             State net operating loss
              carryforwards                              195,090            425,676
             Foreign net operating loss
              carryforwards                                    -            200,000
        -------------------------------------- ----------------- ------------------
                                                       1,375,253          3,000,787
        -------------------------------------- ----------------- ------------------
        Total deferred tax assets                      3,783,198          4,967,735
        Less:  Valuation allowance                            -            (633,537)
        Deferred tax liabilities:
           Property and equipment                       (198,741)          (198,741)
        -------------------------------------- ----------------- ------------------

        Net deferred tax assets                       $3,584,457         $4,135,457
        ====================================== ================= ==================

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

         As of March 31, 2001, the Company has federal, state and foreign net operating loss carryforwards of $1.1 million, $14.2 million and $1.2 million, respectively, expiring through 2021. A valuation allowance has been recorded related to the realization of certain of these net operating loss carryforwards.

9.       CAPITAL STOCK

         STOCK REPURCHASE PROGRAM

         In May 1999, the Company announced that its Board of Directors had approved the repurchase of up to $2.0 million of Toymax common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. The Company's credit facility restricts it from purchasing shares of its capital stock in excess of $2.0 million during any fiscal year. As of March 31, 2001, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price $177,889.

         PRIVATE PLACEMENT

         In December 2000, the Company announced the private placement of $4.6 million for the purchase of common stock of Toymax and Maxverse had been accepted. Pursuant to the offering, the Company offered units at $300,000 per unit consisting of 100,000 shares of Toymax common stock and 3 million shares of Maxverse, which is developing wireless communication products for children and young adults. Through March 31, 2001, 1,533,333 shares of common stock of Toymax and approximately 46 million shares common stock of Maxverse had been issued. The Company retains controlling interest in Maxverse.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

10.      STOCK OPTIONS AND WARRANTS

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

         The following table summarizes information about stock option activity for the years ended March 31, 1999, 2000 and 2001:

                                                                               EXERCISE PRICE      WEIGHTED AVERAGE
                                                              OPTION SHARES    RANGE PER SHARE          PRICE
        ---------------------------------------------------- --------------- -------------------- -------------------
        Balance, March 31, 1998                                      531,500              $ 8.53              $ 8.53
        ---------------------------------------------------- --------------- -------------------- -------------------
        Granted                                                      208,500              $ 6.75              $ 6.75
        Exercised                                                         --                  --
        Cancelled                                                    (23,500)             $ 8.63              $ 8.63
        ---------------------------------------------------- --------------- -------------------- -------------------
        Balance, March 31, 1999                                      716,500     $ 6.75 - $ 8.63              $ 8.01
        ---------------------------------------------------- --------------- -------------------- -------------------
        Granted                                                    1,948,625     $ 3.75 - $ 7.94              $ 4.30
        Exercised                                                         --                  --
        Cancelled                                                    (26,150)    $ 5.25 - $ 8.63              $ 7.11
        ---------------------------------------------------- --------------- -------------------- -------------------
        Balance, March 31, 2000                                    2,638,975     $ 3.75 - $ 8.63              $ 5.28
        ---------------------------------------------------- --------------- -------------------- -------------------
        Granted                                                      311,750     $ 1.34 - $ 2.62              $ 1.38
        Exercised                                                         --                  --
        Cancelled                                                   (656,825)    $ 1.34 - $ 8.63              $ 7.85
        ---------------------------------------------------- --------------- -------------------- -------------------
        Balance, March 31, 2001                                    2,293,900     $ 1.34 - $ 8.63              $ 4.01
        ==================================================== =============== ==================== ===================

         Statement of Financial Accounting Standards No. 123 ("SFAS NO. 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net earnings and earnings per share would have been:

        ----------------------------------------------------------- ---------------- -------------- -----------------
        YEAR ENDED MARCH 31,                                             1999            2000             2001
        ----------------------------------------------------------- ---------------- -------------- -----------------
        Net income (loss):
             As reported                                                $8,616,415     $ (1,901,360)   $ (9,747,630)
             Pro forma compensation expense, net of tax                   (352,000)        (656,150)     (1,457,066)
        ----------------------------------------------------------- ---------------- -------------- -----------------
             Pro forma                                                  $8,264,415     $ (2,557,510)   $(11,204,696)
        ----------------------------------------------------------- ---------------- -------------- -----------------
        Pro forma earnings (loss) per share:
             Basic and diluted                                          $ 0.78         $  (0.24)       $   (0.99)
        =========================================================== ================ ============== =================

         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 1999, 2000 and 2001: dividend yield of 0.00%; risk-free interest rate ranges from 5.25% to 6.39%; an expected life of options ranging from 4.92 to 10.00 years for 10-year options and a volatility of 46.5% for the years ended March 31, 1999 and 2000, and 89% for the year ended March 31, 2001. The weighted average fair value of options granted was $4.06, $2.44 and $1.09 for the years ended March 31, 1999, 2000 and 2001, respectively.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

         The following table summarizes information about stock options outstanding at March 31, 2001:

         ------------------------- -------------------------------------- ------------------------
                                                OUTSTANDING                     EXERCISABLE
         ------------------------- -------------------------------------- ------------------------
                                                  WEIGHTED    WEIGHTED                 WEIGHTED
                                                   AVERAGE    AVERAGE                  AVERAGE
                                    NUMBER OF     REMAINING   EXERCISE     NUMBER OF   EXERCISE
         OPTION PRICE RANGE           SHARES        LIFE        PRICE       SHARES       PRICE
         ------------------------- ------------- ------------ ----------- ------------ -----------
         $1.34 - $1.34                  299,000     9.73        $1.34           8,128       $1.34
         $2.62 - $2.62                   10,000     9.73        $2.62               0           0
         $3.75 - $3.75                1,245,000     8.94        $3.75         300,000       $3.75
         $5.25 - $5.31                  673,700     8.10        $5.25         154,900       $5.25
         $8.63 - $8.63                   66,200     6.71        $8.63          40,200       $8.63
         ------------------------- ------------- ------------ ----------- ------------ -----------
         $1.34 - $8.63                2,293,900     8.74        $4.01         503,228       $4.57
         ========================= ============= ============ =========== ============ ===========

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

11.      COMMITMENTS AND CONTINGENCIES

         LEASE OBLIGATIONS

         The Company leases general and administrative, warehouse and showroom facilities under non-cancelable operating leases which expire at various dates. Certain of the leases on real estate include the payment of property taxes. Additional warehouse space is leased on a monthly basis.

         TMI leases certain equipment under capital leases. The gross amount of assets recorded under capital leases is $211,245. Depreciation expense provided on such assets is included in both cost of goods sold and selling and administrative expenses in the statements of operations. Equipment with a net book value of $60,174 was collateralized under capital leases.

         Future minimum lease payments under all leases with non-cancelable lease terms in excess of one year are as follows:

        -------------------------------------- ----------------- -----------------
                                               OPERATING LEASES      CAPITAL
        YEAR ENDED MARCH 31,                                          LEASES
        -------------------------------------- ----------------- -----------------
        2002                                        $ 1,189,745           $30,407
        2003                                          1,186,411            18,851
        2004                                          1,086,411                 -
        2005                                            496,542                 -
        2006                                            436,188                 -
        Thereafter                                    1,797,076                 -
        -------------------------------------- ----------------- -----------------
                                                    $ 6,192,373           $49,258
        ====================================== =================
        Less amounts representing interest                                  3,853
                                                                 -----------------
        Present value of capital lease
           payments                                                        45,405
        Less current portion                                               27,926
                                                                 -----------------
        Long-term obligation                                              $17,479
                                                                 =================

         Rent expense for the years ended March 31, 1999, 2000 and 2001 was approximately $.7 million, $1.1 million and $1.4 million, respectively.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

         ROYALTIES

         The Company has certain licensing agreements which involve the payment of royalties based on sales. Royalties for the years ended March 31, 1999, 2000 and 2001 amounted to approximately $1.4 million, $6.4 million and $5.6 million, respectively.

         EMPLOYMENT AGREEMENTS

         The Company entered into several employment agreements with certain key officers and employees which expire at various dates through March 2003. The total annual base salaries under these agreements amount to approximately $3.0 million and $1.4 million for the years ended March 31, 2002 and 2003, respectively. In addition, the employment agreements of certain executive officers contain provisions entitling them to participate in the Executive Bonus Plan and a stock appreciation bonus, as well as providing for enhanced compensation in the event of a change of control. The stock appreciation bonus is equal to 1% of the increase in the fair market value of the Company's outstanding common stock over a stated measurement period. The stock appreciation bonus applies to each of two of the Company's executives.

         EXECUTIVE BONUS PLAN

         The Company's Executive Bonus Plan (the "BONUS PLAN"), is administered by the Compensation Committee of the Board of Directors (the "COMPENSATION COMMITTEE"). The Compensation Committee determines the key management employees of the Company who will be eligible to participate in the Bonus Plan and the amount, if any, of each participant's award based on such participant's performance. The aggregate amount of awards made under the Bonus Plan for a fiscal year may not exceed an amount equal to 15% of the profit of the Company and its designated affiliates for such year (as defined), reduced by 15% of the shareholders' equity of the Company and such affiliates during such year.

         LITIGATION

         The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

         In March 2001, George G. Grillo, a product consultant, filed a complaint against the Company as well as against Monogram International, Inc., Monogram Products (H.K.) Ltd., Steven Lebensfeld and David Ki Kwan Chu, in the Supreme Court of the State of New York, County of Suffolk, alleging breach of express and implied contracts, violation of New York State Labor Law, unjust enrichment and unfair competition. The plaintiff seeks monetary damages totaling $280,000 in compensatory damages, $2,500,000 in exemplary damages plus costs and attorney's fees. The Company, which intends to defend the action vigorously as well as interpose counterclaims, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

         The Company's tax returns for 1992 through 1998 are under examination by the Internal Revenue Service and the statute has been extended through December 2002. As of the date of this Form 10-K, no issues have been raised by the Internal Revenue Service. The Company cannot predict at this time what the outcome of the examination will be or the impact, if any, on the Company's results of operations.

12.      MAJOR CUSTOMERS AND PRODUCTS

         Invoiced sales to Toys "R" US and Walmart accounted for a total of 42%, 39% and 33% of total invoiced sales for the years ended March 31, 1999, 2000 and 2001, respectively.

         Sales of the Company's Laser Challenge product line accounted for 35%, 12% and 10% of net sales for the years ended March 31, 1999, 2000 and 2001, respectively.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

13.      EMPLOYEE BENEFIT PLAN

         The Company has a tax deferred retirement savings plan which is intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible participants may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions at TMI's option. TMI made no contributions for the years ended March 31, 1999, 2000 and 2001.

14.      SEGMENT AND GEOGRAPHIC DATA

         During 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS 131 supersedes SFAS 14, "FINANCIAL REPORTING FOR SEGMENT OF A BUSINESS ENTERPRISE," replacing the "INDUSTRY SEGMENT" approach with the "MANAGEMENT" approach. The management approach designated the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operates two reportable segments: Toymax Brands (primarily toy products, together with Maxverse and the Yaboom joint venture) and Toymax Enterprises (primarily leisure, recreational and candy products).

         The following tables present summarized information about the Company's operations by different geographic areas (net of consolidating eliminations) as of and for the three years ended March 31, 2001:

        ------------------------------------------------------------ ---------------- -------------- ----------------
                                                                                          TOYMAX
        YEAR ENDED MARCH 31, 1999                                      TOYMAX BRANDS    ENTERPRISES     CONSOLIDATED
        ------------------------------------------------------------ ---------------- -------------- ----------------
        Revenues--Net sales                                            $ 102,120,977    $ 5,196,731    $  107,317,708
        Income (loss) before income tax and minority interest             10,736,202      1,100,078        11,836,280
        Total assets                                                      52,680,072      9,903,703        62,583,775
        Interest income                                                    1,102,492          -             1,102,492
        Interest expense                                                     116,526          -               116,526
        Depreciation and amortization                                      1,528,058         89,188         1,617,246
        Capital expenditures                                               2,948,504         66,451         3,014,955
        ============================================================ ================ ============== ================

        ------------------------------------------------------------ ---------------- -------------- ---------------
                                                                                         TOYMAX
        YEAR ENDED MARCH 31, 2000                                     TOYMAX BRANDS    ENTERPRISES    CONSOLIDATED
        ------------------------------------------------------------ ---------------- -------------- ---------------
        Revenues--Net sales                                            $ 91,061,966     $48,701,836    $  139,763,802
        Income (loss) before income tax and minority interest            (6,269,276)      2,644,889        (3,624,387)
        Total assets                                                     45,236,966      43,836,231        89,073,197
        Interest income                                                     533,933           1,397           535,330
        Interest expense                                                  1,067,436         253,995         1,321,431
        Depreciation and amortization                                     1,981,742       2,388,529         4,370,271
        Capital expenditures                                              2,941,379       1,056,479         3,997,858
        ============================================================ ================ ============== ================


        ------------------------------------------------------------ ---------------- -------------- ---------------
                                                                                         TOYMAX
        YEAR ENDED MARCH 31, 2001                                     TOYMAX BRANDS    ENTERPRISES    CONSOLIDATED
        ------------------------------------------------------------ ---------------- -------------- ---------------
        Revenues--Net sales                                            $ 85,495,922     $46,606,835    $  132,102,757
        Income (loss) before income tax and minority interest            (3,440,911)     (7,701,376)      (11,142,287)
        Total assets                                                     48,198,647      20,888,945        69,087,592
        Interest income                                                     183,106          64,371           247,477
        Interest expense                                                  1,100,503         279,023         1,379,526
        Depreciation and amortization                                     2,467,698       3,131,571         5,599,269
        Capital expenditures                                              2,258,409         739,578         2,997,987
        ============================================================ ================ ============== ================


         The following tables present information about the Company by geographic area as of and for three years ended March 31, 2001:

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES  .  NOTES TO CONSOLIDATED FINANCIAL
MARCH 31, 1999, 2000 AND 2001                   STATEMENTS

        ---------------------------------------- ----------------- ----------------- ----------------
        YEAR ENDED MARCH 31,                              1999              2000             2001
        ---------------------------------------- ----------------- ----------------- ----------------
        Long-lived Assets:
           United States                             $  6,912,437     $  19,229,953     $ 17,986,347
           Hong Kong                                      733,572         5,763,229        1,899,719
        ---------------------------------------- ----------------- ----------------- ----------------
                                                     $  7,646,009     $  24,993,182     $ 19,886,066
        ======================================== ================= ================= ================

        ---------------------------------------- ----------------- ----------------- ----------------
        YEAR ENDED MARCH 31,                             1999              2000             2001
        ---------------------------------------- ----------------- ----------------- ----------------
        Sales by Geographic Area:
           United States                             $ 85,964,519     $ 118,427,591     $110,521,992
           Europe                                      11,459,811        14,719,581       14,176,574
           Canada                                       5,163,321         3,576,980        2,509,594
           Hong Kong                                      657,748           956,623          860,335
           Other                                        4,072,309         2,083,027        4,034,262
        ---------------------------------------- ----------------- ----------------- ----------------
                                                     $107,317,708     $ 139,763,802     $132,102,757
        ======================================== ================= ================= ================


15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------- ----------- ----------- ----------- ----------- -----------
                                                           First       Second      Third       Fourth
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   Quarter     Quarter     Quarter     Quarter     Year End
--------------------------------------------------------- ----------- ----------- ----------- ----------- -----------
Fiscal Year Ended March 31, 2000
   Net sales                                                $ 15,662    $ 47,562    $ 50,326    $ 26,214   $ 139,764
   Operating income (loss)                                      (701)      5,994      (3,511)     (5,062)     (3,280)
   Income (loss) before income taxes and minority
    interest                                                    (694)      5,792      (3,176)     (5,546)     (3,624)
   Net income (loss)                                            (359)      4,158      (2,173)     (3,527)     (1,901)
   Basic earnings (loss) per share                          $  (0.03)   $   0.39    $  (0.20)   $  (0.33)  $   (0.18)
   Diluted earnings (loss) per share                        $  (0.03)   $   0.38    $  (0.20)   $ (0.33)   $   (0.18)
--------------------------------------------------------- ----------- ----------- ----------- ----------- -----------

Fiscal Year Ended March 31, 2001
   Net sales                                                $ 26,284    $ 48,597    $ 39,052    $ 18,170   $ 132,103
   Operating income (loss)                                        67       6,148      (1,704)    (11,843)     (7,332)
   Income (loss) before income taxes and minority
interest                                                        (398)      5,397      (2,090)    (14,051)    (11,142)
   Net income (loss)                                            (249)      3,555      (1,599)    (11,455)     (9,748)
   Basic earnings (loss) per share                          $  (0.02)   $   0.34    $  (0.14)   $  (0.94)  $   (0.86)
   Diluted earnings (loss) per share                        $  (0.02)   $   0.34    $  (0.14)   $  (0.94)  $   (0.86)
--------------------------------------------------------- ----------- ----------- ----------- ----------- -----------

During the fourth quarter of fiscal 2001, based on continued losses and weak projections for the Company's Monogram subsidiary and the uncertainty of the operations of the Company's joint venture, Yaboom, the Company recognized an impairment loss of approximately $7.1 million related to the valuation of goodwill and the investment in and advances to the Company's joint venture.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders of
Toymax International, Inc.

         The audit referred to in our report dated June 29, 2001 relating to the consolidated financial statements of Toymax International, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

         In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
New York, New York
June 29, 2001

                                                     Toymax International, Inc.
                                                               and Subsidiaries

                                              VALUATION AND QUALIFYING ACCOUNTS

                                                                    SCHEDULE II

    THREE YEARS ENDED MARCH 31, 2001

                                                                ADDITIONS
                                                       (1)                     (2)
                                                 ---------------------------------------
                                BALANCE AT
                                 BEGINNING       CHARGED TO COSTS       CHARGED TO OTHER                        BALANCE AT END
         DESCRIPTION             OF PERIOD         AND EXPENSES             ACCOUNTS           DEDUCTIONS          OF PERIOD
         -----------             ---------       ----------------       ----------------
CONSOLIDATED VALUATION
   RESERVES:

-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 1999:

Allowance for possible losses    $ 152,116        $    27,438            $ 20,000(a)         $ 62,915              $ 136,639
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 2000:

   Allowance for possible
      losses ..............      $ 136,639        $    53,749            $200,000(b)         $110,623              $279,765
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED MARCH 31, 2001:

   Allowance for possible
      losses...............      $ 279,765        $   364,966                   -            $168,944              $475,787
-----------------------------------------------------------------------------------------------------------------------------------


a)   Acquisition of Go Fly A Kite, Inc.
b)   Acquisition of Monogram International, Inc.