Form 10-Q
period 2001-06-30
TOYMAX INTERNATIONAL INC
filed 2001-08-20
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

(1)Yes     X     No
          ---       ---

(2)Yes     X     No
          ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, par value $.01, 12,131,441 as of August 14, 2001.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of

          June 30, 2001 (Unaudited) and March 31, 2001                        3
          Condensed Consolidated Statements of Operations
          for the Three Months Ended June 30, 2001 and 2000 (Unaudited)       4
          Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended June 30, 2001 and 2000 (Unaudited)           5

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         15

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16

Item 2.   Changes in Securities and Use of Proceeds                          16

Item 3.   Defaults by the Company upon Its Senior Securities                 16

Item 4.   Submission of Matters to a Vote of Security Holders                16

Item 5.   Other Information                                                  16

Item 6.   Exhibits and Reports on Form 8-K                                   17

          Signatures                                                         18

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,       JUNE 30,
                                                                                  2001           2001
---------------------------------------------------------------------------------------------------------
ASSETS                                                                                        (UNAUDITED)
CURRENT:
   Cash                                                                      $  1,718,754    $  1,109,647
   Due from Factor                                                             11,174,737      14,375,444
   Accounts receivable, less allowance for possible
      losses of $476,000 and $526,000                                           6,704,763       7,564,398
   Inventories                                                                 10,950,832      12,029,575
   Prepaid expenses and other current assets                                    4,743,096       4,815,387
   Income tax refunds receivable                                                2,236,624       1,931,692
   Deferred income taxes                                                        1,966,948       1,966,948
---------------------------------------------------------------------------------------------------------
                    TOTAL CURRENT ASSETS                                       39,495,754      43,793,091
---------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                     5,388,757       5,428,054
DEFERRED INCOME TAXES                                                           2,168,509       2,168,509
INTANGIBLE ASSETS, net of amortization of $1,984,367 and $2,160,177            14,497,309      14,321,499
OTHER ASSETS, primarily prepaid advertising                                     7,537,263       7,527,892
---------------------------------------------------------------------------------------------------------
                                                                             $ 69,087,592    $ 73,239,045
---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Bank credit facility                                                      $  9,971,578    $ 13,496,310
   Accounts payable                                                             7,709,941       6,366,880
   Accrued expenses                                                             4,253,418       5,648,168
   Accrued rebates and allowances                                               2,558,435       2,595,511
   Due to affiliates                                                            6,273,154       9,696,470
   Current portion of long-term obligations                                        27,926          17,541
   Income taxes payable                                                         1,008,062         387,874
---------------------------------------------------------------------------------------------------------
                    TOTAL CURRENT LIABILITIES                                  31,802,514      38,208,754
---------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                           1,211,566         934,385
---------------------------------------------------------------------------------------------------------
                    TOTAL LIABILITIES                                          33,014,080      39,143,139
---------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                 479,882         233,786
---------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
         none outstanding                                                              --              --
   Common stock, par value $.01 per share; 50,000,000 shares authorized;
         12,166,441 shares issued                                                 121,664         121,664
   Additional paid-in capital                                                  27,144,942      27,144,942
   Retained earnings                                                            8,520,065       6,788,555
     Treasury stock, 35,000 shares at cost                                       (177,889)       (177,889)
   Accumulated other comprehensive income                                         (15,152)        (15,152)
---------------------------------------------------------------------------------------------------------
                     TOTAL STOCKHOLDERS' EQUITY                                35,593,630      33,862,120
---------------------------------------------------------------------------------------------------------
                                                                             $ 69,087,592    $ 73,239,045
---------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                 JUNE 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                           2000             2001
--------------------------------------------------------------------------------------------------------------------
NET SALES                                                                               $ 26,284,403    $ 23,181,552
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of goods sold                                                                     17,111,807      16,669,845
   Selling and administrative                                                              9,105,768       8,718,261
--------------------------------------------------------------------------------------------------------------------
                                                                                          26,217,575      25,388,106
--------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                                                                  66,828      (2,206,554)
--------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
   Other income, net                                                                          50,682           7,559
   Interest income                                                                             5,991          55,551
   Interest expense                                                                         (286,217)       (296,278)
   Equity in loss of joint venture                                                          (131,641)             --
   Finance charges                                                                          (103,580)       (193,033)
--------------------------------------------------------------------------------------------------------------------
                                                                                            (464,765)       (426,201)
--------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST                                        (397,937)     (2,632,755)
Minority interest                                                                                 --         246,097
--------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                                                              (397,937)     (2,386,658)
Income tax benefit                                                                          (149,147)       (655,148)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                $   (248,790)   $ (1,731,510)
--------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE:                                                       $      (0.02)   $      (0.14)
--------------------------------------------------------------------------------------------------------------------

SHARES USED IN COMPUTING BASIC AND DILUTED
LOSS PER SHARE:                                                                           10,598,108      12,131,441
--------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30,
--------------------------------------------------------------------------------------------------------------
                                                                                        2000          2001
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $  (248,790)   $(1,731,510)
--------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      1,144,315        896,414
   Minority interest                                                                         --       (246,096)
   Bad debts                                                                              9,324         50,000
   Equity in loss of joint venture                                                      131,641             --
   Changes in operating assets and liabilities:
        Due from Factor and accounts receivable                                       6,865,940     (4,110,342)
        Due from affiliates                                                            (122,604)            --
        Inventories                                                                      21,223     (1,078,743)
        Prepaid expenses and other                                                      699,773        (68,128)
        Income tax refunds receivable                                                   331,157        304,932
        Accounts payable and accruals                                                (6,756,482)      (188,416)
        Due to affiliates                                                             2,138,240      3,423,316
        Income taxes payable                                                           (303,535)      (620,188)
--------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             3,910,202     (3,368,761)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (411,161)      (754,693)
   Business acquisitions                                                                (16,930)            --
--------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                            (428,091)      (754,693)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in bank credit facility                                       (3,596,931)     3,524,732
   Decrease in  long-term obligations                                                  (196,543)       (10,385)
--------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (3,793,474)     3,514,347
--------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (311,363)      (609,107)
CASH AND CASH EQUIVALENTS, beginning of period                                        4,543,823      1,718,754
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                            $ 4,232,460    $ 1,109,647
--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                  $   308,655    $   266,189
     Income taxes paid                                                              $   188,581    $    25,886
--------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 2001

NOTE 1- BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 2001 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended March 31, 2000. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year ended March 31, 2002, due, in part, to seasonal fluctuations which are normal for the Company's business.

NOTE 2 - EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

         Options and warrants to purchase an aggregate of 2,738,620 and 2,866,190 shares of common stock were outstanding at June 30, 2000 and 2001, respectively. Such options and warrants are not included in the computation of diluted earnings per share because they are anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three months ended June 30, 2000 and June 30, 2001 is the same as the reported net income.

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

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 2001

purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

         Effective April 2001, the Company adopted SFAS No. 133 and No. 138. The initial impacts of adoption on the Company's financial statements will be recorded in the first fiscal quarter of fiscal 2002 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

         In April 2001, the Company elected to adopt SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

         The Company's previous business combinations were accounted for using the purchase method and as of April 1, 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $11.8 million. Annual amortization of this amount, which ceased effective April 1, 2001, amounted to approximately $1.2 million.

         The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of trademarks and customer lists, of approximately $2.7 million have been reclassified and certain remaining useful lives adjusted. No impairment losses have been deemed necessary for the quarter June 30, 2001. The impact of the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial position and results of operations is not material.

         The effect of adoption of SFAS No. 142 on the reported net income for the prior period is as follows:


     FOR THE QUARTER ENDED JUNE 30,                                       2000            2001
     ----------------------------------------------------------------------------------------------
     Reported net loss                                                $ (248,790)     $ (1,731,510)
     Add back:  Amortization of goodwill                                 238,366                --
     Less:  Amortization of trademarks and customer lists                (25,944)               --
     ----------------------------------------------------------------------------------------------

     Net loss, as adjusted                                            $  (36,368)     $ (1,731,510)
     ----------------------------------------------------------------------------------------------

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 2001


     FOR THE QUARTER ENDED JUNE 30,                                          2000              2001
     ------------------------------------------------------------------------------------------------
     Basic and diluted earnings per share:
          Reported net loss                                                $ (0.02)          $ (0.14)
          Amortization of goodwill                                            0.02                --
          Amortization of trademarks and customer lists                         --                --
     ------------------------------------------------------------------------------------------------

     Basic and diluted earnings per share, as adjusted                     $  (0.0)          $ (0.14)
     ------------------------------------------------------------------------------------------------


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

         The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three months ended June 30, 2000 and 2001:


        ------------------------------------------------------------------------------------------------------------

                                                                                           TOYMAX
        THREE MONTHS ENDED JUNE 30, 2000                              TOYMAX BRANDS     ENTERPRISES     CONSOLIDATED
        ------------------------------------------------------------------------------------------------------------
        Revenues-Net sales                                               $ 8,035,365    $ 18,249,038     $23,284,403
        Income (loss) before income tax expense                          (1,780,552)       1,382,615        (397,937)
        Total assets                                                      37,490,430      42,618,726      80,109,156
        Interest income                                                        5,991              --           5,991
        Interest expense                                                     176,094         110,123         286,217
        Depreciation and amortization                                        471,448         672,867       1,144,315
        Capital expenditures                                                 248,051         163,110         411,161
        ------------------------------------------------------------------------------------------------------------
        ------------------------------------------------------------------------------------------------------------


                                                                                           TOYMAX
        THREE MONTHS ENDED JUNE 30, 2001                              TOYMAX BRANDS      ENTERPRISES    CONSOLIDATED
        ------------------------------------------------------------------------------------------------------------
        Revenues-Net sales                                                 6,802,143      16,379,409     $23,181,552
        Income (loss) before income tax expense and minority
           interest                                                       (3,795,800)      1,163,045      (2,632,755)
        Total assets                                                      37,797,530      35,441,515      73,239,045
        Interest income                                                       39,746          15,805          55,551
        Interest expense                                                     293,701           2,577         296,278
        Depreciation and amortization                                        571,045         325,369         896,414
        Capital expenditures                                                 734,898          19,795         754,693
        ------------------------------------------------------------------------------------------------------------


NOTE 6 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out basis) or market value. Inventories consist principally of purchased finished goods.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 2001

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

         NET SALES. Net sales for the quarter ended June 30, 2001 decreased $3.1 million, or 11.8%, to $23.2 million from $26.3 million for the quarter ended June 30, 2000.

         Net sales of Toymax Brands for the quarter ended June 30, 2001 decreased 15.4% to $6.8 million, or 29.3% of total net sales, from $8.0 million, or 30.6% of total net sales for the quarter ended June 30, 2000. The decrease in net sales was primarily due to promotional pricing and a shift in retailer buying patterns from the prior year.

         Net sales of Toymax Enterprises for the quarter ended June 30, 2001 decreased 10.3% to $16.4 million, or 70.7% of total net sales, from $18.2 million, or 69.4% of total net sales for the quarter ended June 30, 2000 primarily as a result the decrease in sales of novelty gift and water leisure products.

         GROSS PROFIT. Gross profit for the quarter ended June 30, 2001, decreased by $2.7 million, or 29.0%, to $6.5 million, or 28.1% of net sales, from $9.2 million, or 34.9% of net sales, for the quarter ended June 30, 2000.

         The gross profit of Toymax Brands decreased by $1.1 million to $1.3 million, or 18.6% of net sales, from $2.4 million, or 30.1% of net sales for the quarter ended June 30, 2000. The decrease in the gross margin was primarily the result of promotional pricing and product mix. The gross profit of Toymax Enterprises decreased by $1.5 million to $5.2 million, or 32.0% of net sales, from $6.7 million, or 37.0% of net sales in the quarter ended June 30, 2000. The decrease in the gross margin was primarily as a result of the lower margins realized on the product mix of Funnoodle sales.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended June 30, 2001 decreased by $0.4 million, or 4.3%, to $8.7 million from $9.1 million for the quarter ended June 30, 2000.

         Selling and administrative expenses of Toymax Brands for the quarter ended June 30, 2001 increased by $0.8 million, or 20.7%, to $4.7 million from $3.9 million for the quarter ended June 30, 2000. The increase was primarily due to costs related to Maxverse, which was formed in the second half of fiscal 2001 to design, develop and market internet and wireless consumer electronic products. Selling and administrative expenses of Toymax Enterprises for the quarter ended June 30, 2001 decreased by $1.2 million, or 23.0%, to $4.0 million, or 24.4% of net sales, from $5.2 million, or 28.5% of net sales for the quarter ended June 30, 2000. The decrease in expenses was primarily due to the overhead cost reductions related to the Company's Monogram and Candy Planet operations and the decrease in amortization of goodwill and intangibles.

         OPERATING INCOME (LOSS). As a result of the foregoing, the operating loss for the quarter ended June 30, 2001 increased by $2.3 million from an operating profit of approximately $67,000 for the quarter ended June 30, 2000 to a loss of $2.2 million.

         The operating loss for Toymax Brands increased by $2.0 million to $3.5 million from $1.5 million for the quarter ended June 30, 2000. Operating income for Toymax Enterprises decreased by $0.3 million to $1.2 million from $1.5 million for the quarter ended June 30, 2000.

         OTHER EXPENSE, NET. While the components varied, net other expense for the quarter ended June 30, 2001 of $0.4 million was consistent with the quarter ended June 30, 2000. Net other expense reflects an increase in finance charges due to factoring fees related to Funnoodle and the costs incurred in connection with the Company's new credit agreement, which was offset by the exclusion of the Company's equity in the net loss of Yaboom. The Company recorded a reserve for its investment in Yaboom in the fiscal year ended March 31, 2001. Net interest expense for the quarter ended June 30, 2001 of $0.3 million was consistent with the prior year period.

         INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND MINORITY INTEREST. The loss before taxes and minority interest for the quarter ending June 30, 2001 increased by $2.2 million to $2.6 million, compared to $0.4 million for the quarter ended June 30, 2000. The loss before taxes for Toymax Brands increased by $2.0 million to $3.8 million, compared to $1.8 million for the quarter ended June 30, 2000. Income before taxes for Toymax Enterprises decreased by $0.2 million to $1.2 million, compared to $1.4 million for the quarter ended June 30, 2000.

         INCOME TAX BENEFIT. The effective tax rate for the quarter ending June 30, 2001 decreased to 24.9% from 37.5% for the quarter ended June 30, 2000 as a result of reduced federal and state income tax benefits derived from taxable losses of subsidiaries which do not file tax returns on a consolidated basis.

         MINORITY INTEREST. For the quarter ended June 30, 2001, minority interest of $0.2 million was recorded representing the minority shareholders' proportionate share of the loss of Maxverse, a majority owned subsidiary incorporated in the second half of fiscal 2001.

         NET LOSS. As a result of the foregoing, the net loss for the quarter ended June 30, 2001 increased to $1.7 million, or $(0.14) per share, from $0.2 million, or $(0.02) per share, for the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the three months ended June 30, 2001 cash and cash equivalents decreased $0.6 million to $1.1 million.

         Cash used by operating activities of was approximately $3.3 million, as compared to $3.9 million provided by operations in the quarter ended June 30, 2000. The decrease was primarily due to the net loss for the period, and the increase in due from factor, accounts receivable and inventories, which was partially offset by the increase in due to affiliates.

         Investing activities used $0.8 million in net cash, as compared to $0.4 million in the quarter ended June 30, 2000. Investing activities in the current and prior year periods consisted principally of capital expenditures, principally for the purchase of tooling for new products and equipment.

         Financing activities provided $3.5 million in net cash due to the increase in the working capital credit facilities. In December 2000, the Company replaced the TMI and GFK subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate (8.5% as of June 30, 2001) or LIBOR plus 2.50% (7.78% as of June 30, 2001). The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of June 30, 2001, the outstanding balance under the Agreement was approximately $13.5 million and borrowing availability was approximately $2.2 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

         In April 2000, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides for an import line of credit of $500,000 and the acceptance of an export letter of credit guarantee for documents presented with discrepancies of up to approximately $2.3 million. The facility is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of June 30, 2001 there was no outstanding balance under this facility.

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

FOREIGN CURRENCY RISK

While the Company's product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors of Tai Nam Industrial Company Limited, an OEM toy manufacturer that has been the Company's most important manufacturer since inception, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such a fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in China, and thereby have a negative impact on the Company.

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

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of July 31, 2001, a total of 35,000 shares of Toymax common stock have been repurchased for a total purchase price of $177,868.85.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2001, the Company held its Annual Meeting of Stockholders. The number of shares of Common Stock represented at the meeting, either in person or by proxy, was 8,792,819 shares (72.5% of the outstanding shares of Common Stock). The following sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the matters presented at the meeting:

1.       Proposal 1 - Election of Directors

         The following person(s) were elected as director(s) as follows:


         NAME                   CLASS            FOR              WITHHELD
         ----                   -----         ---------           --------
         David Chu                     3      8,650,072            141,096
         Joel Handel                   3      8,650,072            141,096


2.       Proposal 2 - Amendment to the Amended and Restated Certificate of
         Incorporation to Change the Name of the Company to Maxx Enterprises,
         Inc.

                                 FOR           AGAINST            WITHHELD
                                 ---           -------            --------
                               8,671,652        116,816              2,700

3.       Proposal 3 - Ratification of the Company's 2001 Stock Option Plan

                                 FOR           AGAINST            WITHHELD
                                 ---           -------            --------
                               8,520,016        247,486              4,916



4.       Proposal 4 - Ratification of selection by the Company's Board of
         Directors of BDO Seidman, LLP as independent auditors of the Company for the year ended March 31, 2002.

                                 FOR           AGAINST            WITHHELD
                                 ---           -------            --------
                               8,634,868        135,550               2,000


ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

                  10.21(a) Amendment to Agency Agreement dated January 1, 2001 by and between Monogram International, Inc., Monogram Products (H.K.) Limited and Tai Nam

                  10.26 Agency Agreement dated April 1, 2000 between Funnoodle, Inc., Funnoodle (H.K.) Limited and Tai Nam

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

                                         TOYMAX INTERNATIONAL, INC.
                                         --------------------------
                                                (Registrant)


                                         By   /s/ Steven A. Lebensfeld
                                           -------------------------------------
                                                Steven A. Lebensfeld
                                                President and Director


                                         By   /s/ William A. Johnson, Jr.
                                           -------------------------------------
                                                 William A. Johnson, Jr.
                                                 Chief Financial Officer and
                                                 Treasurer (Principal Financial
                                                 and Accounting Officer)


Date:  August 17, 2001