Form 10-Q
period 2001-09-30
TOYMAX INTERNATIONAL INC
filed 2001-11-14
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  /x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

     Common stock, par value $.01, 12,102,741 as of November 14, 2001.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX
                                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of
               March 31, 2001 and September 30, 2001 (Unaudited)                              3

               Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended September 30, 2001 and 2000 (Unaudited)             4

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended September 30, 2001 and 2000 (Unaudited)                       5

               Notes to Condensed Consolidated Financial
               Statements                                                                     6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            11

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                     18

                        PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                              19

Item 2.        Changes in Securities and Use of Proceeds                                      19

Item 3.        Defaults by the Company upon Its Senior Securities                             19

Item 4.        Submission of Matters to a Vote of Security Holders                            19

Item 5.        Other Information                                                              19

Item 6.        Exhibits and Reports on Form 8-K                                               19

               Signatures                                                                     20

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,          SEPTEMBER 30,
                                                                                          2001                2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                                          (UNAUDITED)
ASSETS
CURRENT:
   Cash and cash equivalents                                                       $      1,718,754    $      2,566,892
   Due from Factor                                                                       11,174,737          21,598,312
   Accounts receivable, less allowance for possible
      losses of $476,000 and $526,000                                                     6,704,763           8,143,206
   Inventories                                                                           10,950,832          17,926,008
   Prepaid expenses and other current assets                                              4,743,096           4,913,197
   Income tax refunds receivable                                                          2,236,624              49,424
   Deferred income taxes                                                                  1,966,948           2,355,795
-----------------------------------------------------------------------------------------------------------------------
                    TOTAL CURRENT ASSETS                                                 39,495,754          57,552,834
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                               5,388,757           6,189,037
DEFERRED INCOME TAXES                                                                     2,168,509           2,168,509
INTANGIBLE ASSETS, net of amortization of $1,984,367 and $2,160,177                      14,497,309          15,844,882
OTHER ASSETS, primarily prepaid advertising                                               7,537,263           6,696,885
-----------------------------------------------------------------------------------------------------------------------
                                                                                   $     69,087,592    $     88,452,147
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Bank credit facility                                                            $      9,971,578    $     15,781,437
   Accounts payable                                                                       7,709,941           5,555,536
   Accrued expenses                                                                       4,253,418           6,342,804
   Accrued rebates and allowances                                                         2,558,435           3,826,552
   Due to affiliates                                                                      6,273,154          16,293,616
   Current portion of long-term obligations                                                  27,926               9,992
   Income taxes payable                                                                   1,008,062             994,102
-----------------------------------------------------------------------------------------------------------------------
                    TOTAL CURRENT LIABILITIES                                            31,802,514          48,804,039
-----------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS                                                                     1,211,566             934,385
-----------------------------------------------------------------------------------------------------------------------
                    TOTAL LIABILITIES                                                    33,014,080          49,738,424
-----------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                           479,882              13,705
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
         none outstanding                                                                         -                   -
   Common stock, par value $.01 per share; 50,000,000 shares authorized;
         12,166,441 shares issued                                                           121,664             121,664
   Additional paid-in capital                                                            27,144,942          27,144,942
   Retained earnings                                                                      8,520,065          11,626,453
   Treasury stock, 35,000 shares at cost                                                   (177,889)           (177,889)
   Accumulated other comprehensive income                                                   (15,152)            (15,152)
-----------------------------------------------------------------------------------------------------------------------
                     TOTAL STOCKHOLDERS' EQUITY                                          35,593,630          38,700,018
-----------------------------------------------------------------------------------------------------------------------
                                                                                   $     69,087,592    $     88,452,147
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                              2000               2001               2000               2001
---------------------------------------------------------------------------------------------------------------------------------
NET SALES                                               $    48,597,394    $    41,635,735    $    74,881,797    $    64,817,287
---------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of goods sold                                        32,470,167         26,405,468         49,581,974         43,075,313
   Selling and administrative                                 9,978,748          9,187,592         19,084,516         17,905,853
---------------------------------------------------------------------------------------------------------------------------------
                                                             42,448,915         35,593,060         68,666,490         60,981,166
---------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME                                         6,148,479          6,042,675          6,215,307          3,836,121
---------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES):
   Other income, net                                             95,561            268,446            146,243            276,005
   Interest income                                               80,658             34,633             86,649             90,184
   Interest expense                                            (454,119)          (314,749)          (740,336)          (611,027)
   Equity in loss of joint venture                             (184,028)                 -           (315,669)                 -
   Finance charges                                             (289,170)          (318,184)          (392,750)          (511,217)
---------------------------------------------------------------------------------------------------------------------------------
                                                               (751,098)          (329,854)        (1,215,863)          (756,055)
---------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST              5,397,381          5,712,821          4,999,444          3,080,066
Provision for income taxes                                    1,842,182          1,095,004          1,693,035            439,856
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTEREST                               3,555,199          4,617,817          3,306,409          2,640,210
Minority interest                                                     -            220,081                  -            466,178
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $     3,555,199    $     4,837,898    $     3,306,409    $     3,106,388
---------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
     BASIC                                              $          0.34         $   0.40      $          0.31    $          0.26
     DILUTED                                            $          0.34         $   0.40      $          0.31    $          0.25
---------------------------------------------------------------------------------------------------------------------------------

SHARES USED IN COMPUTING EARNINGS PER SHARE:
     BASIC                                                   10,598,108         12,131,441         10,598,108         12,131,441
     DILUTED                                                 10,598,108         12,138,708         10,598,108         12,185,916
---------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                                         2000                2001
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $      3,306,409    $     3,106,388
-----------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                          2,412,209           1,683,724
   Minority interest                                                                              -            (466,178)
   Bad debts                                                                                 30,003              50,000
   Deferred tax asset                                                                             -            (388,847)
   Equity in loss of joint venture                                                          315,669                   -
   Changes in operating assets and liabilities:
        Due from Factor and accounts receivable                                          (4,222,699)        (11,912,018)
        Inventories                                                                      (4,950,527)         (6,975,176)
        Prepaid expenses and other                                                       (1,938,592)            659,861
        Income tax refunds receivable                                                        25,320           2,187,200
        Accounts payable and accruals                                                    (8,398,925)           (574,083)
        Due to affiliates                                                                15,798,043          10,020,462
        Income taxes payable                                                              1,458,453             (13,960)
-----------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               3,835,363          (2,622,627)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                 (1,410,668)         (2,321,160)
   Business acquisitions                                                                   (991,921)                  -
-----------------------------------------------------------------------------------------------------------------------
        NET CASH USED IN INVESTING ACTIVITIES                                            (2,402,589)         (2,321,160)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank credit facility                                                       2,125,739           5,809,859
   Decrease in  long-term obligations                                                      (626,232)            (17,934)
-----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,499,507           5,791,925
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,932,281             848,138
CASH AND CASH EQUIVALENTS, beginning of period                                            4,543,823           1,718,754
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                           $      7,476,104    $      2,566,892
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                 $        733,588    $        575,795
     Income taxes paid                                                             $        615,986    $         36,417
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
     Accrual of additional acquisition costs                                       $      1,600,000    $      1,500,000
-----------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. ("Toymax" or the "Company") include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 2001 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended March 31, 2001. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year ended March 31, 2002, due, in part, to seasonal fluctuations which are normal for the Company's business.

     Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

     Options and warrants to purchase an aggregate of 2,738,620 and 2,866,190 shares of common stock were outstanding at September 30, 2000 and 2001, respectively.

NOTE 3 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for the three and six months ended September 30, 2000 and 2001 is the same as the reported net income.

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

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 2001

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

     Effective April 2001, the Company adopted SFAS No. 133 and No. 138. The initial impacts of adoption on the Company's financial statements were recorded in the first fiscal quarter of fiscal 2002 and were not material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

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

     The Company has determined that the classification and useful lives utilized for its other intangible assets, which consist primarily of trademarks and customer lists, of approximately $2.7 million have been reclassified from goodwill and certain remaining useful lives have been adjusted. No impairment losses have been deemed necessary for the period ended September 30, 2001. The impact of the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial position and results of operations is not material.

     The effect of adoption of SFAS No. 142 on the reported net income for the prior period is as follows:

     FOR THE THREE MONTHS ENDED SEPTEMBER 30,                               2000                   2001
     ------------------------------------------------------------------------------------------------------

     Reported net income                                              $     3,555,199       $     4,837,898
     Add back:  Amortization of goodwill                                      409,465                     -
     ------------------------------------------------------------------------------------------------------

     Net income, as adjusted                                          $     3,964,664       $     4,837,898
     ------------------------------------------------------------------------------------------------------

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 2001

     FOR THE THREE MONTHS ENDED SEPTEMBER 30,                               2000                  2001
     ------------------------------------------------------------------------------------------------------
     Basic and diluted earnings per share:
          Reported net income                                         $          0.34       $          0.40
          Amortization of goodwill                                               0.04                     -
     ------------------------------------------------------------------------------------------------------

     Basic and diluted earnings per share, as adjusted                $          0.38       $          0.40
     ------------------------------------------------------------------------------------------------------

     FOR THE SIX MONTHS ENDED SEPTEMBER 30,                                 2000                  2001
     ------------------------------------------------------------------------------------------------------

     Reported net income                                              $     3,306,409       $     3,106,388
     Add back:  Amortization of goodwill                                      647,831                     -
     ------------------------------------------------------------------------------------------------------

     Net income, as adjusted                                          $     3,954,240       $     3,106,388
     ------------------------------------------------------------------------------------------------------

     FOR THE QUARTER ENDED SEPTEMBER 30,                                    2000                  2001
     ------------------------------------------------------------------------------------------------------
     Basic earnings per share:
          Reported net income                                         $          0.31       $          0.26
          Amortization of goodwill                                               0.06                     -
     ------------------------------------------------------------------------------------------------------

     Basic earnings per share, as adjusted                            $          0.37       $          0.26
     ------------------------------------------------------------------------------------------------------

     Diluted earnings per share:
          Reported net income                                         $          0.31       $          0.25
          Amortization of goodwill                                               0.06                     -
     ------------------------------------------------------------------------------------------------------

     Diluted earnings per share, as adjusted                          $          0.37       $          0.25
     ------------------------------------------------------------------------------------------------------

     In August 2001, the FASB issued SFAS No. 143, "Accounting f or Asset Retirement Obligations." SFAS No. 143 requires the fair value of a l iability for an asset retirement obligation to be recognized in the period in whi ch it is incurred if a reasonable estimate of fair value can be made. The ass ociated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this statement will have no material impact on the financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 14, 2001 and, generally, is to be applied prospectively.

NOTE 5 - SEGMENT AND GEOGRAPHIC DATA

     The Company operates two reportable segments: Toymax Brands (which consists of Toymax Inc., Toymax (H.K.) Limited, Maxverse Interactive, Inc. and the Company's equity investment in Yaboom Limited) and Toymax Enterprises (which consists of Go Fly A Kite, Inc., Candy Planet, a division of Toymax Inc., Monogram International, Inc., Monogram Products (H.K.) Limited and Funnoodle, Inc. ("Funnoodle")).

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 2001

     The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three and six months ended September 30, 2000 and 2001:

     ----------------------------------------------------------------------------------------------------------
                                                                                TOYMAX
     THREE MONTHS ENDED SEPTEMBER 30, 2000                 TOYMAX BRANDS      ENTERPRISES        CONSOLIDATED
     ----------------------------------------------------------------------------------------------------------
     Revenues-Net sales                                   $    40,588,769   $      8,008,625   $     48,597,394
     Income (loss) before income tax expense and
        minority interest                                       7,513,305         (2,115,924)         5,397,381
     Total assets                                              70,050,980         34,771,322        104,822,302
     Interest income                                               64,564             16,094             80,658
     Interest expense                                             390,840             63,279            454,119
     Depreciation and amortization                                513,986            753,908          1,267,894
     Capital expenditures                                         892,357            107,150            999,507
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------
                                                                                 TOYMAX
     THREE MONTHS ENDED SEPTEMBER 30, 2001                 TOYMAX BRANDS      ENTERPRISES        CONSOLIDATED
     ----------------------------------------------------------------------------------------------------------
     Revenues-Net sales                                   $    35,650,530   $      5,985,205   $     41,635,735
     Income (loss) before income tax expense and
        minority interest                                       6,116,413           (403,592)         5,712,821
     Total assets                                              61,487,900         26,964,247         88,452,147
     Interest income                                               13,819             20,814             34,633
     Interest expense                                             311,738              3,011            314,749
     Depreciation and amortization                                668,855            118,455            787,310
     Capital expenditures                                       1,530,882             35,585          1,566,467
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------
                                                                                 TOYMAX
     SIX MONTHS ENDED SEPTEMBER 30, 2000                   TOYMAX BRANDS      ENTERPRISES        CONSOLIDATED
     ----------------------------------------------------------------------------------------------------------
     Revenues-Net sales                                   $    48,624,134   $     26,257,663   $     74,881,797
     Income (loss) before income tax expense and
        minority interest                                       5,732,752           (733,308)         4,999,444
     Total assets                                              70,050,980         34,771,322        104,822,302
     Interest income                                               70,556             16,093             86,649
     Interest expense                                             566,934            173,402            740,336
     Depreciation and amortization                                985,434          1,426,775          2,412,209
     Capital expenditures                                       1,140,408            270,260          1,410,668
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------
                                                                                 TOYMAX
     SIX MONTHS ENDED SEPTEMBER 30, 2001                   TOYMAX BRANDS      ENTERPRISES        CONSOLIDATED
     ----------------------------------------------------------------------------------------------------------
     Revenues-Net sales                                   $    42,452,673   $     22,364,614   $     64,817,287
     Income before income tax expense and minority
        interest                                                2,320,613            759,453          3,080,066
     Total assets                                              61,487,900         26,964,247         88,452,147
     Interest income                                               53,565             36,619             90,184
     Interest expense                                             605,439              5,588            611,027
     Depreciation and amortization                              1,239,900            443,824          1,683,724
     Capital expenditures                                       2,265,780             55,380          2,321,160
     ----------------------------------------------------------------------------------------------------------

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 2001

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

NOTE 8 - BUSINESS ACQUISITIONS

     In November 1999, Funnoodle acquired the Funnoodle product line pursuant to an asset purchase agreement dated October 25, 1999. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments in the amount of $500,000, plus up to $7.0 million payable after the closing if certain contingencies occur. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. Based on the occurrence of certain contingencies contained in the acquisition agreement, the Company recorded additional consideration of approximately $2.6 million in the fiscal year ended March 31, 2001 and $1.5 million in the quarter ended September 30, 2001.

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

MARKETPLACE RISKS
   - Dependence on the timely development, introduction and customer acceptance of new products, which may affect Toymax's ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market.
   - Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Toymax's products and the costs associated with manufacturing and distributing these products.
   - Dependence on the success of new licenses, which Toymax acquires for marketing with new and existing products.
   -  Toymax's inability to accurately predict future consumer demand.
   - Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Toymax's products.
   - Changes in consumer preferences, which may negatively affect Toymax's business.

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

     FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. ("TMI"), TOYMAX (H.K.) LIMITED ("THK"), MAXVERSE INTERACTIVE, INC. ("MAXVERSE") AND THE COMPANY'S EQUITY INVESTMENT IN YABOOM LIMITED ("YABOOM") ARE REFERRED TO AS TOYMAX BRANDS AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE, INC. ("GFK"), CANDY PLANET, MONOGRAM INTERNATIONAL, INC, MONOGRAM PRODUCTS (H.K.) LIMITED (COLLECTIVELY WITH MONOGRAM INTERNATIONAL, INC.,,"MONOGRAM") AND THE FUNNOODLE PRODUCT LINE ("FUNNOODLE") ARE REFERRED TO AS TOYMAX ENTERPRISES.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales for the quarter ended September 30, 2001 decreased $7.0 million, or 14.4%, to $41.6 million from $48.6 million for the quarter ended September 30, 2000.

     Net sales of Toymax Brands for the quarter ended September 30, 2001 decreased 12.2% to $35.6 million, or 85.6% of total net sales, from $40.6 million, or 83.5% of total net sales for the quarter ended September 30, 2000. The decrease in net sales was primarily due to a decrease in unit sales volume.

     Net sales of Toymax Enterprises for the quarter ended September 30, 2001 decreased 25.2% to $6.0 million, or 14.4% of total net sales, from $8.0 million, or 16.5% of total net sales for the quarter ended September 30, 2000. The decrease in net sales was primarily the result of a decrease in sales of novelty gift and candy products.

     GROSS PROFIT. Gross profit for the quarter ended September 30, 2001, decreased by $0.9 million to $15.2 million from $16.1 million for the quarter ended September 30, 2000, while the gross margin increased from 33.2% of net sales to 36.6%.

     The gross profit of Toymax Brands decreased by $1.2 million to $12.9 million, or 36.2% of net sales, from $14.1 million, or 34.8% of net sales for the quarter ended September 30, 2000. The decrease in the gross profit was primarily the result of the decrease in sales volume, while the increase in gross margin was attributable to the product mix. The gross profit of Toymax Enterprises increased by $0.4 million to $2.3 million, or 39.1% of net sales, from $2.0 million, or 25.1% of net sales in the quarter ended September 30, 2000. The increase in the gross margin was primarily as a result of improved margins realized on the candy product line, which experienced higher closeouts of certain licensed products in the prior year.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended September 30, 2001 decreased by $0.8 million, or 7.8%, to $9.2 million from $10.0 million for the quarter ended September 30, 2000.

     Selling and administrative expenses of Toymax Brands for the quarter ended September 30, 2001 increased by $0.5 million, or 7.8%, to $6.4 million from $6.0 million for the quarter ended September 30, 2000. The increase was primarily due to costs related to the Company's majority-owned subsidiary, Maxverse, which was formed in the second half of fiscal 2001 to design, develop and market internet and wireless consumer electronic products. Selling and administrative expenses of Toymax Enterprises for the quarter ended September 30, 2001 decreased by $1.2 million, or 30.6%, to $2.8 million, or 46.4% of net sales, from $4.0 million, or 50.0% of net sales for the quarter ended September 30, 2000. The decrease in expenses was primarily due to the overhead cost reductions related to the Company's Monogram and Candy Planet operations and the decrease in amortization of goodwill and intangibles.

     OPERATING INCOME. As a result of the foregoing, operating income for the quarter ended September 30, 2001 decreased by $0.1 million to $6.0 million from $6.1 million for the quarter ended September 30, 2000.

     Operating income for Toymax Brands decreased by $1.7 million to $6.4 million from $8.1 million for the quarter ended September 30, 2000. The operating loss for Toymax Enterprises decreased by $1.6 million to $0.4 million from $2.0 million for the quarter ended September 30, 2000.

     OTHER EXPENSE, NET. Net other expense for the quarter ended September 30, 2001 decreased $0.4 million to $.03 million from $0.7 million for the quarter ended September 30, 2000. The decrease was primarily due to the exclusion of the net loss from the Company's equity investment in Yaboom and the increase in other income and the decrease in interest expense. The Company recorded a reserve for its investment in Yaboom in the fiscal year ended March 31, 2001. The decrease in interest expense was primarily due to the decrease in effective interest rates in the period.

     INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Income before taxes and minority interest for the quarter ending September 30, 2001 increased by $0.3 million to $5.7 million, compared to $5.4 million for the quarter ended September 30, 2000. Income before taxes for Toymax Brands decreased by $1.4 million to $6.1 million, compared to pre-tax income of $7.5 million for the quarter ended September 30, 2000. The loss before taxes for Toymax Enterprises decreased by $1.7 million to $0.4 million, compared to $2.1 million for the quarter ended September 30, 2000.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ending September 30, 2001 decreased to 19.3% from 34.1% for the quarter ended September 30, 2000 as a result of the geographic distribution of income.

     MINORITY INTEREST. For the quarter ended September 30, 2001, minority interest of $0.2 million was recorded representing the minority shareholders' proportionate share of the loss of Maxverse, a majority-owned subsidiary incorporated in the second half of fiscal 2001.

     NET INCOME. As a result of the foregoing, the net income for the quarter ended September 30, 2001 increased to $4.8 million, or $0.40 per share, from $3.6 million, or $0.34 per share, for the quarter ended September 30, 2000.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales for the six months ended September 30, 2001 decreased $10.1 million, or 13.4% to $64.8 million from $74.9 million for the six months ended September 30, 2000.

     Net sales of Toymax Brands for the six months ended September 30, 2001 decreased 12.7% to $42.5 million, or 65.5% of total net sales, from $48.6 million, or 64.9% of total net sales for the six months ended September 30, 2000. The decrease in net sales was primarily due to a decrease in unit sales volume.

     Net sales of Toymax Enterprises for the six months ended September 30, 2001 decreased 14.8% to $22.4 million, or 34.5% of total net sales, from $26.3 million, or 35.1% of total net sales for the six months ended September 30, 2000. The decrease in net sales was primarily attributable to the decrease in sales of novelty gift, candy and leisure products.

     GROSS PROFIT. Gross profit for the six months ended September 30, 2001, decreased by $3.6 million, or 14.1%, to $21.7 million, or 33.5% of net sales, from $25.3 million, or 33.8% of net sales, for the six months ended September 30, 2000.

     The gross profit of Toymax Brands decreased by $2.4 million, or 14.4%, to $14.2 million, or 33.3% of net sales, from $16.5 million, or 34.0% of net sales for the six months ended September 30, 2000. The gross profit of Toymax Enterprises decreased by $1.2 million, or 13.3%, to $7.6 million, or 33.9% of net sales, from $8.8 million, or 33.4% of net sales in the six months ended September 30, 2000. The decrease in gross profit is primarily attributable to the decrease in sales, with a decrease of 0.3% in gross margin.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the six months ended September 30, 2001 decreased by $1.1 million, or 6.0%, to $17.9 million, or 27.7% of net sales, from $19.1 million for the six months ended September 30, 2000, or 25.5% of net sales.

     Selling and administrative expenses of Toymax Brands for the six months ended September 30, 2001 increased $1.3 million, or 12.9%, to $11.2 million, or 26.3% of net sales, from $9.9 million, or 20.3% of net sales for the six months ended September 30, 2000. The increase was primarily due to the incremental operating expenses related to Maxverse. Selling and administrative expenses of Toymax Enterprises for the six months ended September 30, 2001 decreased by $2.4 million, or 26.3%, to $6.8 million, or 30.3% of net sales, from $9.2 million, or 35.0% of net sales for the six months ended September 30, 2000. The decrease in expenses was primarily due to overhead reductions related Monogram and Candy Planet and the decrease in amortization of goodwill and intangibles

     OPERATING INCOME. As a result of the foregoing, operating income for the six months ended September 30, 2001 decreased by $2.4 million, or 38.8%, to $3.8 million from $6.2 million for the six months ended September 30, 2000.

     Operating income for Toymax Brands decreased by $3.7 million, or 55.0%, to $3.0 million from $6.6 million for the six months ended September 30, 2000. Operating income for Toymax Enterprises increased by $1.3 million to an operating profit of $0.8 million from an operating loss of $0.4 million for the six months ended September 30, 2000.

     OTHER INCOME (EXPENSE), NET. Net other expense for the six months ended September 30, 2001 was $0.8million, compared to $1.2 million for the six months ended September 30, 2000. The decrease in net other expense was primarily attributable to the exclusion of the Company's equity in the net loss of Yaboom and the increase in other income.

     INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Income before taxes for the six months ending September 30, 2001 decreased by $2.0 million, or 39.1%, to $3.0 million, compared to $5.0 million for the six months ended September 30, 2000. Income before taxes for Toymax Brands decreased by $3.4 million, or 60.1%, to $2.3 million, compared to $5.7 million for the six months ended September 30, 2000. Income before taxes for Toymax Enterprises increased by $1.5 million to pre-tax income of $0.8 million, compared to a pre-tax loss of $0.7 million for the six months ended September 30, 2000.

     PROVISION FOR INCOME TAXES. The effective tax rate for the six months ending September 30, 2001 decreased to 14.4% from 33.9% for the six months ended September 30, 2000 due to the geographic distribution of income.

     MINORITY INTEREST. For the six months ended September 30, 2001, minority interest of $0.5 million was recorded representing the minority shareholders' proportionate share of the loss of Maxverse.

     NET INCOME. As a result of the foregoing, net income for the six months ended September 30, 2001 decreased $0.2 million, or 7.1%, to $3.1 million, or $0.25 per diluted share, from $3.3 million, or $0.31 per diluted share, for the six months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the six months ended September 30, 2001, cash and cash equivalents increase $0.8 million to $2.5 million.

     Cash used in operating activities of was approximately $2.6 million, as compared to $3.8 million provided by operations in the six months ended September 30, 2000. The decrease was primarily due to the increase in due from factor, accounts receivable and inventories, which was partially offset by the increase in accounts payable and due to affiliates.

     Investing activities used $2.3 million in net cash, as compared to $2.4 million in the six months ended September 30, 2000. Investing activities in the current and prior year periods consisted principally of capital expenditures, principally for the purchase of molds and equipment for new products.

     Financing activities provided $5.8 million in net cash due to the increase in the working capital credit facilities. In December 2000, the Company replaced the TMI and GFK subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate (6.0% as of September 30, 2001) or LIBOR plus 2.50% (5.14% as of September 30, 2001). The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of September 30, 2001, the outstanding balance under the Agreement was approximately $15.8 million and borrowing availability was approximately $6.2 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

     Pursuant to a credit agreement dated July 4, 2001, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides a clean export loan of $1.0 million and the acceptance of an export letter of credit guarantee for documents presented with discrepancies of up to approximately $2.3 million. The facility, which is jointly available to the Company's affiliates in Hong Kong, is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of September 30, 2001 there was no outstanding balance under this facility.

     In October 2001, the Company announced the resumption of the Company's stock repurchase program. As of November 7, 2001, a total of 63,700 shares of Toymax common stock have been repurchased for a total purchase price of $207,360.

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters, in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of November 7, 2001, a total of 63,700 shares of Toymax common stock have been repurchased for a total purchase price of $207,360.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

At the Company's Annual Meeting of Stockholders on August 9, 2001, the stockholders approved that the name of the Company be changed to Maxx Enterprises, Inc. The steps to be taken to effectuate the name change from Toymax International, Inc. to Maxx Enterprises, Inc. are not complete as of the date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

            None.

     b) Reports on Form 8-K

            On November 13, 2001, the Company furnished information under Item 5 in a report on Form 8-K that the Company's employment relationship with William A. Johnson, Jr. was terminated ant that the Company and Michael Sabatino are planning to enter into an employment agreement.

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


                                               TOYMAX INTERNATIONAL, INC.
                                               --------------------------
                                                         (Registrant)


                                               By   /s/ Steven A. Lebensfeld
                                                    ------------------------
                                                    Steven A. Lebensfeld
                                                    President and Director

                                               By   /s/ Christine A. Hadjigeorge
                                                    ----------------------------
                                                    Christine A. Hadjigeorge
                                                    V.P. Finance

Date:  November 14, 2001