Form 10-Q
period 2001-12-31
TOYMAX INTERNATIONAL INC
filed 2002-02-14
CIK 1044010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

(1)  Yes     X       No
            ---          ---

(2)  Yes     X       No
            ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, par value $.01, 12,148,477 as of February 8, 2002.

                   TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 2001

                                      INDEX

                                                                                               Page
                                                                                               ----
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 and December 31, 2001 (Unaudited)                                3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended December 31, 2001 and 2000 (Unaudited)              4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended December 31, 2001 and 2000 (Unaudited)                        5

                  Notes to Condensed Consolidated Financial
                  Statements                                                                      6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                     18

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                              19

Item 2.           Changes in Securities and Use of Proceeds                                      19

Item 3.           Defaults by the Company upon Its Senior Securities                             19

Item 4.           Submission of Matters to a Vote of Security Holders                            19

Item 5.           Other Information                                                              19

Item 6.           Exhibits and Reports on Form 8-K                                               19

                  Signatures                                                                     20

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            MARCH 31,         DECEMBER 31,
                                                                                               2001               2001
------------------------------------------------------------------------------------- ------------------- -----------------
ASSETS                                                                                                         (UNAUDITED)
CURRENT:
   Cash and cash equivalents                                                                $1,718,754         $ 4,961,713
   Due from Factor                                                                           9,241,280          22,133,576
   Accounts receivable, less allowance for possible
      losses of $262,000 and $350,000                                                        6,668,456           1,125,167
   Inventories                                                                               9,220,010          12,913,188
   Prepaid expenses and other current assets                                                 4,271,561           3,106,866
   Assets of discontinued operations                                                         4,172,121           3,335,971
   Income tax refunds receivable                                                             2,236,624           1,393,001
   Deferred income taxes                                                                     1,966,948           3,551,284
------------------------------------------------------------------------------------- ------------------- -------------------
                    TOTAL CURRENT ASSETS                                                    39,495,754           52,520,766
------------------------------------------------------------------------------------- ------------------- -------------------
PROPERTY AND EQUIPMENT, NET                                                                  4,809,432           5,535,176
PROPERTY, EQUIPMENT AND OTHER ASSETS OF DISCONTINUED OPERATIONS, NET                           579,325             554,423
DEFERRED INCOME TAXES                                                                        2,168,509           2,136,167
INTANGIBLE ASSETS, net of amortization of $1,984,367 and $2,215,558                         14,497,309          15,508,291
OTHER ASSETS, primarily prepaid advertising                                                  7,537,263           5,921,540
------------------------------------------------------------------------------------- ------------------- -------------------
                                                                                          $ 69,087,592        $ 82,176,363
------------------------------------------------------------------------------------- ------------------- -------------------
------------------------------------------------------------------------------------- ------------------- -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
   Bank credit facility                                                                   $  9,971,578        $ 20,563,396
   Accounts payable                                                                          7,404,595           4,177,092
   Accrued expenses                                                                          3,681,569           8,561,559
   Accrued rebates and allowances                                                            2,490,481           5,776,284
   Due to affiliates                                                                         6,273,154           7,731,215
   Current portion of long-term obligations                                                     27,926               3,518
   Current liabilities of discontinued operations                                              945,149           1,439,504
   Income taxes payable                                                                      1,008,062             806,174
------------------------------------------------------------------------------------- ------------------- -------------------
                    TOTAL CURRENT LIABILITIES                                               31,802,514          49,058,742
------------------------------------------------------------------------------------- ------------------- -------------------
LONG-TERM OBLIGATIONS                                                                        1,211,566             354,571
------------------------------------------------------------------------------------- ------------------- -------------------
                    TOTAL LIABILITIES                                                       33,014,080          49,413,313
------------------------------------------------------------------------------------- ------------------- -------------------
MINORITY INTEREST                                                                              479,882                   -
------------------------------------------------------------------------------------- ------------------- -------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized;
         none outstanding                                                                            -                   -
   Common stock, par value $.01 per share; 50,000,000 shares authorized;
         12,166,441 shares issued                                                              121,664             121,664
   Additional paid-in capital                                                               27,144,942          27,144,942
   Retained earnings                                                                         8,520,065           5,721,999
   Treasury stock, 35,000 and 66,200 shares at cost                                           (177,889)           (210,403)
   Accumulated other comprehensive income                                                      (15,152)            (15,152)
------------------------------------------------------------------------------------- ------------------- -------------------
------------------------------------------------------------------------------------- ------------------- -------------------
                    TOTAL STOCKHOLDERS' EQUITY                                              35,593,630          32,763,050
------------------------------------------------------------------------------------- ------------------- -------------------
                                                                                          $ 69,087,592        $ 82,176,363
------------------------------------------------------------------------------------- ------------------- -------------------
------------------------------------------------------------------------------------- ------------------- -------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 DECEMBER 31,                          DECEMBER 31,
--------------------------------------------------------- -------------- -------------- ---------------------- ----------------
                                                                2000           2001               2000                2001
--------------------------------------------------------- -------------- -------------- ---------------------- ----------------
NET SALES                                                   $34,601,080   $ 25,612,895        $100,637,796       $ 84,724,918
--------------------------------------------------------- -------------- -------------- ------------------ ------------------
COSTS AND EXPENSES
   Cost of goods sold                                        19,914,607     19,390,203          62,957,542         59,015,426
   Selling and administrative                                14,698,284     13,937,202          28,338,842         28,495,664
--------------------------------------------------------- -------------- -------------- ------------------ ------------------
                                                             34,612,891     33,327,405          91,296,384         87,511,090
--------------------------------------------------------- -------------- -------------- ------------------ ------------------
     OPERATING INCOME (LOSS)                                    (11,811)    (7,714,510)          9,341,412         (2,786,172)
--------------------------------------------------------- -------------- -------------- ------------------ ------------------
OTHER INCOME (EXPENSES):
   Other income, net                                            211,469        312,128             354,728            520,417
   Interest income                                               84,443         49,878             167,934            130,267
   Interest expense                                            (344,419)      (349,477)           (944,588)          (957,336)
   Finance charges                                             (216,840)      (347,213)           (563,057)          (831,478)
    Equity in loss of joint venture                             (31,337)             -            (347,006)                 -
--------------------------------------------------------- -------------- --------------- ----------------- ------------------
                                                               (296,684)      (334,684)         (1,331,989)        (1,138,130)
--------------------------------------------------------- -------------- --------------- ----------------- ------------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST        (308,495)    (8,049,194)          8,009,423         (3,924,302)
Provision (benefit) for income taxes                            165,653     (2,335,085)          3,086,197         (1,356,499)
--------------------------------------------------------- ------------- --------------- ------------------ ------------------
INCOME BEFORE MINORITY INTEREST                               ( 474,148)    (5,714,109)          4,923,226         (2,567,803)
Minority interest                                                96,133         13,705              96,133            479,883
--------------------------------------------------------- ------------- --------------- ------------------ ------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                       (378,015)    (5,700,404)          5,019,359         (2,087,920)
Loss from discontinued operations                            (1,220,485)      (704,049)         (3,311,450)        (1,210,145)
Gain on disposal of discontinued operations                          -         500,000                   -            500,000
--------------------------------------------------------- ------------- --------------- ------------------ ------------------
NET INCOME (LOSS)                                          $ (1,598,500)  $ (5,904,453)        $ 1,707,909       $ (2,798,065)
--------------------------------------------------------- ------------- --------------- ------------------ ------------------
--------------------------------------------------------- ------------- --------------- ------------------ ------------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE FROM:
     CONTINUING OPERATIONS                                    $   (0.03)     $   (0.47)          $    0.46          $   (0.17)
     DISCONTINUED OPERATIONS                                  $   (0.11)     $   (0.02)          $   (0.30)         $   (0.06)
--------------------------------------------------------- ------------- --------------- -------------------- ----------------
     BASIC AND DILUTED EARNINGS PER SHARE                     $   (0.14)     $   (0.49)           $   0.16          $   (0.23)
--------------------------------------------------------- ------------- --------------- -------------------- ----------------
--------------------------------------------------------- ------------- --------------- -------------------- ----------------
SHARES USED IN COMPUTING EARNINGS (LOSS) PER SHARE:
     BASIC AND DILUTED                                       11,814,050     12,104,248          11,003,422         12,122,377
--------------------------------------------------------- --------------- -------------- -------------------- ----------------
--------------------------------------------------------- --------------- -------------- -------------------- ----------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           TOYMAX INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               DECEMBER 31,
--------------------------------------------------------------------------------- ----------------- ------------------
                                                                                         2000               2001
--------------------------------------------------------------------------------- ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $ 1,707,909        $ (2,798,065)
--------------------------------------------------------------------------------- ----------------- ------------------
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                         3,688,694           2,654,124
   Minority interest                                                                       (96,133)           (479,883)
   Bad debts                                                                                (3,151)             88,000
   Deferred tax asset                                                                            -          (1,551,994)
   Equity in loss of joint venture                                                         347,006                   -
   Changes in operating assets and liabilities:
        Due from Factor and accounts receivable                                         (5,240,906)         (6,761,068)
        Inventories                                                                        902,413          (3,185,073)
        Prepaid expenses and other                                                         393,800           2,376,081
        Income tax refunds receivable                                                      (70,268)            843,623
        Accounts payable and accruals                                                   (5,182,297)          4,575,650
        Due to affiliates                                                                4,310,365           1,458,060
        Income taxes payable                                                                40,117            (201,888)
--------------------------------------------------------------------------------- ----------------- ------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                797,549          (2,982,433)
--------------------------------------------------------------------------------- ----------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                (2,269,733)         (3,067,331)
   Business acquisitions                                                                (2,591,922)         (1,242,173)
--------------------------------------------------------------------------------- ----------------- ------------------
        NET CASH USED IN INVESTING ACTIVITIES                                           (4,861,655)         (4,309,504)
--------------------------------------------------------------------------------- ----------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank credit facility                                                        704,978          10,591,818
   Decrease in long-term obligations                                                      (640,262)            (24,408)
   Proceeds from private placement of common stock                                       4,600,000                   -
    Purchase of treasury stock                                                                   -             (32,514)
--------------------------------------------------------------------------------- ----------------- ------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                        4,664,716          10,534,896
--------------------------------------------------------------------------------- ----------------- ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  600,610           3,242,959
CASH AND CASH EQUIVALENTS, beginning of period                                           4,543,823           1,718,754
--------------------------------------------------------------------------------- ----------------- ------------------
--------------------------------------------------------------------------------- ----------------- ------------------
CASH AND CASH EQUIVALENTS, end of period                                               $ 5,144,433         $ 4,961,713
--------------------------------------------------------------------------------- ----------------- ------------------
--------------------------------------------------------------------------------- ----------------- ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                     $ 1,132,786         $   927,798
     Income taxes paid                                                                   1,680,760              85,363
--------------------------------------------------------------------------------- ----------------- ------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
DECEMBER 31, 2000 AND 2001

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

         Certain reclassifications have been made to the prior period amounts to conform with the current period presentation and with the presentation of discontinued operations.

NOTE 2 - EARNINGS PER SHARE

         Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

         Options and warrants to purchase an aggregate of 2,275,750 and 2,950,405 shares of common stock were outstanding at December 31, 2000 and 2001, respectively.

NOTE 3 - OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's other comprehensive income (loss) is comprised of foreign currency translation adjustments. The comprehensive income
(loss) for the three and nine months ended December 31, 2000 and 2001 is the same as the reported net income (loss).

NOTE 4 - RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in operations.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
DECEMBER 31, 2000 AND 2001


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

         Effective April 2001, the Company adopted SFAS No. 133 and No. 138. The initial impacts of adoption on the Company's financial statements were recorded in the first fiscal quarter of fiscal 2002 and were not material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. To date, the effect of adoption of these pronouncements has not been material to the financial statements of the Company.

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

         The effect of adoption of SFAS No. 142 on the reported net income for the prior period is as follows:


     FOR THE THREE MONTHS ENDED DECEMBER 31,                                 2000                2001
     --------------------------------------------------------------- ------------------ -----------------
     Reported net loss                                                  $ (1,598,500)      $ (5,904,453)
     Add back:  Amortization of goodwill, net of tax effect                  176,154                  -
     --------------------------------------------------------------- ------------------ -----------------

     Net loss, as adjusted                                              $ (1,422,346)      $ (5,904,453)
     --------------------------------------------------------------- ------------------ -----------------

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
DECEMBER 31, 2000 AND 2001



     FOR THE THREE MONTHS ENDED DECEMBER 31,                             2000              2001
     ------------------------------------------------------------ ------------------ ----------------
     Basic and diluted earnings per share:
          Reported net loss                                              $  (0.14)          $ (0.49)
          Amortization of goodwill                                           0.02                    -
     ------------------------------------------------------------ ----------------- -----------------

     Basic and diluted earnings per share, as adjusted                    $ (0.12)          $ (0.49)
     ------------------------------------------------------------ ----------------- -----------------
     ------------------------------------------------------------ ----------------- -----------------

     FOR THE NINE MONTHS ENDED DECEMBER 31,                              2000              2001
     ------------------------------------------------------------ -------------------- --------------

     Reported net income (loss)                                       $ 1,707,909       $(2,798,065)
     Add back:  Amortization of goodwill, net of tax effect               564,853                -
     ------------------------------------------------------------ -------------------- --------------

     Net income (loss), as adjusted                                   $ 2,272,762       $(2,798,065)
     ------------------------------------------------------------ -------------------- --------------
     ------------------------------------------------------------ -------------------- --------------

     FOR THE NINE MONTHS ENDED DECEMBER 31,                             2000               2001
     ------------------------------------------------------------ ----------------- -----------------
     Basic and diluted earnings per share:
          Reported net income (loss)                                   $   0.16             $ (0.23)
          Amortization of goodwill                                         0.05                  -
     ------------------------------------------------------------ ----------------- -----------------

     Basic and diluted earnings per share, as adjusted                   $ 0.21             $ (0.23)
     ------------------------------------------------------------ ----------------- -----------------
     ------------------------------------------------------------ ----------------- -----------------

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this statement will have no material impact on the financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 14, 2001 and, generally, is to be applied prospectively. The Company has elected to early adopt SFAS No. 144 in the current fiscal year.

NOTE 5 - SEGMENT AND GEOGRAPHIC DATA

         The Company operates two reportable segments: Toymax Brands (which consists of Toymax Inc., Toymax (H.K.) Limited, Maxverse Interactive, Inc. and the Company's equity investment in Yaboom Limited) and Toymax Enterprises (which consists of Go Fly A Kite, Inc., and Funnoodle, Inc. ("Funnoodle")).

         The following tables present summarized information about the Company's operations by reportable segments (net of consolidating eliminations) as of and for the three and nine months ended December 31, 2000 and 2001:

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
DECEMBER 31, 2000 AND 2001

     ---------------------------------------------------- ------------------- ---------------- ----------------
                                                                 TOYMAX           TOYMAX
     THREE MONTHS ENDED DECEMBER 31, 2000                        BRANDS          ENTERPRISES     CONSOLIDATED
     ---------------------------------------------------- ------------------- ---------------- ---------------
     Revenues-net sales                                      $32,088,149       $2,512,931         $34,601,080
     Income (loss) before income taxes and
         minority interest                                       314,505         (623,000)           (308,495)
     Total assets                                             71,829,174       22,904,476          94,733,650
     Interest income                                              76,523            7,920              84,443
     Interest expense                                            338,213            6,206             344,419
     Depreciation and amortization                               529,866          746,619           1,276,485
     Capital expenditures                                        704,045          155,020             859,065
     ---------------------------------------------------- --------------- ---------------- -------------------
     ---------------------------------------------------- --------------- ---------------- -------------------

     ---------------------------------------------------- --------------- ---------------- -------------------
                                                                TOYMAX           TOYMAX
     THREE MONTHS ENDED DECEMBER 31, 2001                       BRANDS          ENTERPRISES      CONSOLIDATED
     --------------------------------------------------- ----------------- --------------- --------------------
     Revenues-net sales                                      $23,478,421       $2,134,474         $25,612,895
     Income (loss) before income taxes and minority
        interest                                              (7,287,933)        (761,261)         (8,049,194)
     Total assets                                             53,230,310       28,946,053          82,176,363
     Interest income                                              31,285           18,593              49,878
     Interest expense                                            349,477                 -            349,477
     Depreciation and amortization                               746,508          223,892             970,400
     Capital expenditures                                        543,012          203,159             746,171
     ---------------------------------------------------- --------------- ---------------- -------------------
     ---------------------------------------------------- --------------- ---------------- -------------------

     --------------------------------------------------- --------------- --------------- --------------------
                                                                TOYMAX         TOYMAX
     NINE MONTHS ENDED DECEMBER 31, 2000                        BRANDS       ENTERPRISES         CONSOLIDATED
     --------------------------------------------------- ---------------- --------------- ------------------
     Revenues-net sales                                      $80,712,283      $19,925,513        $100,637,796
     Income before income taxes and minority interest          6,047,258        1,962,165           8,009,423
     Total assets                                             71,829,174       22,904,476          94,733,650
     Interest income                                             147,079           20,855             167,934
     Interest expense                                            905,147           39,441             944,588
     Depreciation and amortization                             1,515,300        2,173,394           3,688,694
     Capital expenditures                                      1,844,453          425,280           2,269,733
     ---------------------------------------------------- --------------- ---------------- -------------------
     ---------------------------------------------------- --------------- ---------------- -------------------

     --------------------------------------------------- ---------------- ---------------- -------------------
                                                                TOYMAX           TOYMAX
     NINE MONTHS ENDED DECEMBER 31, 2001                        BRANDS         ENTERPRISES       CONSOLIDATED
     --------------------------------------------------- ---------------- --------------- --------------------
     Revenues-net sales                                      $65,931,094      $18,793,824         $84,724,918
     Income (loss) before income taxes and minority
        interest                                              (4,967,320)       1,043,018          (3,924,302)
     Total assets                                             53,230,310       28,946,053          82,176,363
     Interest income                                              84,850           45,417             130,267
     Interest expense                                            954,916            2,420             957,336
     Depreciation and amortization                             1,986,408          667,716           2,654,124
     Capital expenditures                                      2,808,792          258,539           3,067,331
     ---------------------------------------------------- --------------- ---------------- -------------------
     ---------------------------------------------------- --------------- ---------------- -------------------

NOTE 6 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased finished goods.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
DECEMBER 31, 2000 AND 2001



NOTE 7 - INCOME TAXES

         The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

         The Company's federal tax returns for 1992 through 2000 and New York State returns for 1999 through 2001 are under examination. As of the date of this Form 10-Q, the tax authorities have raised no issues that would have a material effect on the financial statements. The Company cannot predict at this time what the outcome of the examinations will be or the impact, if any, on the Company's results of operations.

NOTE 8 - BUSINESS ACQUISITIONS

         In November 1999, Funnoodle acquired the Funnoodle product line pursuant to an asset purchase agreement dated October 25, 1999. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments in the amount of $500,000, plus up to $7.0 million payable after the closing if certain contingencies occur. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. Based on the occurrence of certain contingencies contained in the acquisition agreement, the Company recorded additional consideration of approximately $2.6 million in the fiscal year ended March 31, 2001 and $1.2 million in the nine months ended December 31, 2001.

NOTE 9 - DISCONTINUED OPERATIONS

         Effective November 30, 2001, the Company sold the net assets of the Monogram and Candy Planet segments of the business to an entity controlled by David Chu, the Chairman of the Company's board of directors, for $2.25 million. A gain of $0.5 million was recognized on the sale. The results of these operations, which have been classified as discontinued operations in the accompanying financial statements, are as follows:


     FOR THE THREE MONTHS ENDED DECEMBER 31,                              2000                2001
     ------------------------------------------------------------ --------------------- -----------------
     Net sales                                                        $4,450,581            $1,652,904
     Loss before income taxes                                         (1,781,383)
                                                                                              (832,931)
     Income tax benefit                                                  560,898               128,882
     ------------------------------------------------------------ --------------------- -----------------
     ------------------------------------------------------------ --------------------- -----------------

     Net loss from discontinued operations                          $ (1,220,485)           $ (704,049)
     ------------------------------------------------------------ --------------------- -----------------
     ------------------------------------------------------------ --------------------- -----------------

     FOR THE NINE MONTHS ENDED DECEMBER 31,                              2000                 2001
     ------------------------------------------------------------ ------------------- -------------------
     Net sales                                                       $13,208,071            $7,358,168
     Loss before income taxes                                         (5,099,857)           (1,877,756)
     Income tax benefit                                                1,788,407               667,611
     ------------------------------------------------------------ ------------------- -------------------
     ------------------------------------------------------------ ------------------- -------------------

     Net loss from discontinued operations                          $ (3,311,450)         $ (1,210,145)
     ------------------------------------------------------------ ------------------- -------------------
     ------------------------------------------------------------ ------------------- -------------------

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES o
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS o
DECEMBER 31, 2000 AND 2001


NOTE 10 - SUBSEQUENT EVENT

         On February 9, 2002, the Company entered into an agreement with Jakks Pacific Inc. ("Jakks") for Jakks to acquire all of the outstanding shares of the Company. In a two-step transaction, Jakks will initially acquire approximately 66% of the Company's outstanding shares from the Company's principal shareholders pursuant to a stock purchase agreement, and then acquire the remainder pursuant to a definitive merger agreement that is subject to stockholder approval. Jakks will pay $3 per share in cash and the remainder in shares valued at $1.50 each.

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

         FOR PURPOSES OF THE FISCAL YEAR COMPARISONS WHICH FOLLOW, FIGURES REFERRING TO THE FINANCIAL PERFORMANCE OF TOYMAX INC. ("TMI"), TOYMAX (H.K.) LIMITED ("THK"), MAXVERSE INTERACTIVE, INC. ("MAXVERSE") AND THE COMPANY'S EQUITY INVESTMENT IN YABOOM LIMITED ("YABOOM") ARE REFERRED TO AS TOYMAX BRANDS AND THOSE REFERRING TO THE PERFORMANCE OF GO FLY A KITE, INC. ("GFK") AND THE FUNNOODLE PRODUCT LINE ("FUNNOODLE") ARE REFERRED TO AS TOYMAX ENTERPRISES. THE OPERATIONS OF CANDY PLANET, MONOGRAM INTERNATIONAL, INC, MONOGRAM PRODUCTS (H.K.) LIMITED (COLLECTIVELY WITH MONOGRAM INTERNATIONAL, INC.,"MONOGRAM") ARE REFLECTED AS DISCONTINUED OPERATIONS.


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 2000

         NET SALES. Net sales for the quarter ended December 31, 2001 decreased $9.0 million, or 26.0%, to $25.6 million from $34.6 million for the quarter ended December 31, 2000.

         Net sales of Toymax Brands for the quarter ended December 31, 2001 decreased 26.8% to $23.5 million, or 91.7% of total net sales, from $32.1 million, or 92.7% of total net sales for the quarter ended December 31, 2000. The decrease in net sales was primarily due to a decrease in sales of IR and programmable vehicles and an increase in sales discounts and allowances.

         Net sales of Toymax Enterprises for the quarter ended December 31, 2001 decreased 15.1% to $2.1 million, or 8.3% of total net sales, from $2.5 million, or 7.3% of total net sales for the quarter ended December 31, 2000. The decrease in net sales was primarily the result of a decrease in sales of pool and backyard water recreational products.

         GROSS PROFIT. Gross profit for the quarter ended December 31, 2001, decreased by $8.5 million to $6.2 million from $14.7 million for the quarter ended December 31, 2000, with a decrease in gross margin from 42.4% of net sales to 24.3%.

         The gross profit of Toymax Brands decreased by $8.3 million to $5.8 million, or 24.8% of net sales, from $14.1 million, or 44.0% of net sales for the quarter ended December 31, 2000. The decrease in the gross profit and margin was primarily the result of the decrease in sales volume, along with the increase in sales discounts and allowances. The gross profit of Toymax Enterprises decreased by $0.1 million to $0.4 million, or 19.1% of net sales, from $0.5 million, or 22.1% of net sales in the quarter ended December 31, 2000. The decrease in the gross margin was primarily as a result of decreased margins realized by GFK primarily as a result of product mix.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the quarter ended December 31, 2001 decreased by $0.8 million, or 5.2%, to $13.9 million from $14.7 million for the quarter ended December 31, 2000.

         Selling and administrative expenses of Toymax Brands for the quarter ended December 31, 2001 decreased by $0.8 million, or 5.7%, to $12.8 million from $13.5 million for the quarter ended December 31, 2000. The decrease was primarily due to decreased advertising, royalties and commission expenses related to the decrease in sales, which were partially offset by increased research and development costs. Selling and administrative expenses of Toymax Enterprises for the quarter ended December 31, 2001 remained level with the prior year period at $1.2 million.

         OPERATING INCOME. As a result of the foregoing, operating income for the quarter ended December 31, 2001 decreased by $7.7 million to a loss of $7.7 million from a break-even for the quarter ended December 31, 2000.

         Operating income for Toymax Brands decreased by $7.5 million to an operating loss of

$6.9 million from operating income of $0.6 million for the quarter ended December 31, 2000. The operating loss for Toymax Enterprises increased by $0.2 million to $0.8 million from $0.6 million for the quarter ended December 31, 2000.

         OTHER EXPENSE, NET. Net other expense for the quarter ended December 31, 2001 was $0.3 million, which approximated the expense for the quarter ended December 31, 2000.

         INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST. The loss before taxes and minority interest for the quarter ending December 31, 2001 increased by $7.7 million to $8.0 million, compared to $0.3 million for the quarter ended December 31, 2000. The loss before taxes for Toymax Brands increased by $7.6 million to $7.3 million, compared to pre-tax income of $0.3 million for the quarter ended December 31, 2000. The loss before taxes for Toymax Enterprises increased by $0.1 million to $0.7 million, compared to $0.6 million for the quarter ended December 31, 2000.

         PROVISION FOR INCOME TAXES. The effective tax rate for the quarter ending December 31, 2001 decreased to 29.0% from 53% for the quarter ended December 31, 2000 as a result of the geographic distribution of income.

         MINORITY INTEREST. For the quarter ended December 31, 2001, minority interest decreased $0.1 million from $0.1 million in the quarter ended December 31, 2000. Minority interest, which represents the minority shareholders' proportionate share of the loss of Maxverse, is limited to the extent of the investment of the minority shareholders.

         DISCONTINUED OPERATIONS. For the quarter ended December 31, 2001, the loss from discontinued operations decreased by $0.5 million to $0.7 million, compared to $1.2 million in the quarter ended December 31, 2000.

         NET INCOME (LOSS). As a result of the foregoing, the net loss for the quarter ended December 31, 2001 increased to $5.9 million, or $0.49 per share, from $1.6 million, or $0.14 per share, for the quarter ended December 31, 2000.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2000

         NET SALES. Net sales for the nine months ended December 31, 2001 decreased $15.9 million, or 15.8% to $84.7 million from $100.6 million for the nine months ended December 31, 2000.

         Net sales of Toymax Brands for the nine months ended December 31, 2001 decreased 18.3% to $65.9 million, or 77.8% of total net sales, from $80.7 million, or 80.2% of total net sales for the nine months ended December 31, 2000. The decrease in net sales was primarily due to a decrease in sales of IR and programmable vehicles and increased sales discounts and allowances.

         Net sales of Toymax Enterprises for the nine months ended December 31, 2001 decreased 5.7% to $18.8 million, or 22.2% of total net sales, from $19.9 million, or 19.8% of total net sales for the nine months ended December 31, 2000. The decrease in net sales was primarily attributable to the decrease in sales of pool and backyard water recreational products.

         GROSS PROFIT. Gross profit for the nine months ended December 31, 2001, decreased by $12.0 million, or 31.8%, to $25.7 million, or 25.7% of net sales, from $37.7 million, or 37.4% of net sales, for the nine months ended December 31, 2000.

         The gross profit of Toymax Brands decreased by $10.7 million, or 34.9%, to $20.0 million, or 30.3% of net sales, from $30.7 million, or 38.0% of net sales for the nine months ended December 31, 2000. The decrease in gross profit is primarily attributable to the decrease in sales, volume and the increase in sales discounts and allowances. The gross profit of Toymax Enterprises decreased by $1.3 million, or 18.0%, to $5.7 million, or 30.6% of net sales, from $7.0 million, or 35.2% of net sales in the nine months ended December 31, 2000. The decrease in gross profit is primarily attributable to the decrease in gross margin realized by GFK primarily as a result of product mix.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the nine months ended December 31, 2001 increased by $0.2 million, or 0.5%, to $28.5 million, or 33.6% of net sales, from $28.3 million for the nine months ended December 31, 2000, or 28.2% of net sales.

         Selling and administrative expenses of Toymax Brands for the nine months ended December 31, 2001 increased $0.5 million, or 2.0%, to $23.9 million, or 36.2% of net sales, from $23.4 million, or 29% of net sales for the nine months ended December 31, 2000. The increase was primarily due to the incremental operating expenses related to Maxverse, which were partially offset by decreased advertising expense. Selling and administrative expenses of Toymax Enterprises for the nine months ended December 31, 2001 decreased by $0.3 million, or 6.2%, to $4.6 million, or 24.5% of net sales, from $4.9 million, or 24.7% of net sales for the nine months ended December 31, 2000. The decrease in expenses was primarily due to the decrease in amortization of goodwill.

         OPERATING INCOME. As a result of the foregoing, operating income for the nine months ended December 31, 2001 decreased by $12.1 million to a loss of $2.8 million from income of $9.3 million for the nine months ended December 31, 2000.

         Operating income for Toymax Brands decreased by $11.2 million to a loss of $3.9 million from income of $7.3 million for the nine months ended December 31, 2000. Operating income for Toymax Enterprises decreased by $1.0 million to $1.1 million from $2.1 million for the nine months ended December 31, 2000.

         OTHER INCOME (EXPENSE), NET. Net other expense for the nine months ended December 31, 2001 decreased by $0.2 million to $1.1 million, compared to $1.3 million for the nine months ended December 31, 2000. The decrease in net other expense was primarily attributable to the exclusion of the Company's equity in the net loss of Yaboom.

         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST. Income before taxes for the nine months ending December 31, 2001 decreased by $11.9 million to a pre-tax loss of $3.9 million, compared to pre-tax income of $8.0 million for the nine months ended December 31, 2000. Income before taxes for Toymax Brands decreased by $11.0 million to a pre-tax loss of $5.0 million, compared to pre-tax income of $6.0 million for the nine months ended December 31, 2000. Income before taxes for Toymax Enterprises decreased by $1.0 million to $1.0 million, compared to $2.0 million for the nine months ended December 31, 2000.

         PROVISION FOR INCOME TAXES. The effective tax rate for the nine months ending December 31, 2001 decreased to 34.6% from 38.6% for the nine months ended December 31, 2000 due to the geographic distribution of income.

         MINORITY INTEREST. Minority interest for the nine months ended December 31, 2001 increased by $0.4 million to $0.5 million, compared to $0.1 million for the nine months ended December 31, 2000. Minority interest represents the minority shareholders' proportionate share of the loss of Maxverse, which was incorporated in the second half of fiscal 2001.

         DISCONTINUED OPERATIONS. For the nine months ended December 31, 2001, the loss from discontinued operations decreased by $2.1 million to $1.2 million, compared to $3.3 million in the nine months ended December 31, 2000.

         NET INCOME (LOSS). As a result of the foregoing, net income for the nine months ended December 31, 2001 decreased $4.5 million to a net loss of $2.8 million, or $0.23 per diluted share, from net income of $1.7 million, or $0.16 per diluted share, for the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the nine months ended December 31, 2001, cash and cash equivalents increased $3.2 million to $5.0 million.

         Cash used in operating activities was approximately $3.0 million, as compared to $0.8 million provided by operations in the nine months ended December 31, 2000. The decrease was primarily due to the net loss for the period and the increase in due from factor, accounts receivable and inventories, which was partially offset by the decrease in prepaid expenses and the increase in accounts payable and due to affiliates.

         Investing activities used $4.3 million in net cash, as compared to $4.9 million in the nine months ended December 31, 2000. Investing activities in the current and prior year periods consisted principally of capital expenditures, principally for the purchase of molds and equipment for new products, and the payment of additional consideration for the purchase of the Funnoodle product line.

         Financing activities provided $10.5 million in net cash due to the increase in the working capital credit facilities. In December 2000, the Company replaced the TMI and GFK subsidiaries' existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender's U.S. prime rate (5.00% as of December 31, 2001) or LIBOR plus 2.50% (4.38% as of December 31, 2001). The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company's domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. As of December 31, 2001, the outstanding balance under the Agreement was approximately $20.6 million and borrowing availability was approximately $3.0 million. The Agreement is terminable by the Bank at any time at its sole discretion, at which time the Company's obligations to the Bank would become due and payable.

         Pursuant to a credit agreement dated July 4, 2001, the Company's Toymax (H.K.) Limited subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited ("HONGKONG BANK"). The facility provides a clean export loan of $1.0 million and the acceptance of an export letter of credit guarantee for documents presented with discrepancies of up to approximately $2.3 million. The facility, which is jointly available to the Company's affiliates in Hong Kong, is terminable by the Hongkong Bank at any time at its sole discretion, at which time the Company's obligations to the Hongkong Bank would become due and payable. As of December 31, 2001 there was no outstanding balance under this facility.

         In October 2001, the Company announced the resumption of the Company's stock repurchase program. As of February 8, 2002, a total of 66,200 shares of Toymax common stock have been repurchased for a total purchase price of $210,403.

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

Under the Company's stock repurchase program approved by the Board of Directors in May 1999, as of February 8, 2002, a total of 66,200 shares of Toymax common stock have been repurchased for a total purchase price of $210,403.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

         10.27    Employment Agreement with Michael Sabatino, dated December 1,
                  2001

         10.28 Asset Purchase Agreement dated November 30, 2001 by and between V2 Development Company Limited, Monogram International, Inc., Monogram Products (H.K.) Limited, Monogram Acquisition I, LLC, and Toymax International, Inc.

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


                                     TOYMAX INTERNATIONAL, INC.
                                     --------------------------
                                         (Registrant)


                                     By   /s/ STEVEN A. LEBENSFELD
                                          ----------------------------
                                          Steven A. Lebensfeld
                                          President and Director

                                     By   /s/ MICHAEL SABATINO
                                          ----------------------------
                                          Michael Sabatino
                                          Chief Financial Officer


Date:  February 14, 2002