Form 10-K
period 2002-03-31
TOYMAX INTERNATIONAL INC
filed 2002-06-28
CIK 1044010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES ACT OF 1934

Commission File Number: 0-23215

Toymax International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3391335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22619 Pacific Coast Highway

Malibu, California 90265
(Address, including zip code, of principal executive offices)

(310) 456-7799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 per Share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (1) Yes ☒          No ☐          (2) Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 2002 was $17,681,845. The calculation does not reflect a determination that persons are affiliates for any other purposes.

      Number of shares of common stock outstanding as of June 18, 2002: 12,316,386.

DOCUMENTS INCORPORATED BY REFERENCE:

      None

TOYMAX INTERNATIONAL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

Filed with the Securities and Exchange Commission
For the Fiscal Year Ended March 31, 2002

ITEMS IN FORM 10-K

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

PART I

      In this report, “Toymax,” the “Company,” “we,” “us,” and “our” refer to Toymax International, Inc. and its subsidiaries.

Item 1.     Business

Company Overview

      Toymax is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the United States and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax® toys, such as R.A.D.TM Robot, Mighty Mo’sTM vehicles, the award-winning Laser ChallengeTM brand, Creepy CrawlersTM activities brand and TMX RCTM radio control vehicles; Funnoodle® pool and water toys and accessories; and Go Fly a Kite® kites, banners, WindWheelsTM, weathervanes and wind chimes. Management believes that the major strengths of Toymax include its ability to develop and design new toys, such as Singing StarzTM Video Karaoke; to identify and satisfy niche opportunities with brands such as Mighty Mo’s; to extend existing core brands such as Laser Challenge; and to identify acquisitions, such as Go Fly A Kite, Inc. (“GFK”), and Funnoodle Inc. (“Funnoodle”), that further its plan to diversify into other leisure product categories and selling seasons.

      In 1998, we began to take a number of important steps designed to better position us for future and balanced growth through the diversification of our product line. In December 1998, we acquired the business of Go Fly A Kite, Inc., a leading developer and marketer of kites, windsocks, banners, mini flags and WindWheelsTM. In November 1999, we completed the acquisition of the Funnoodle product line. Funnoodle Inc. is a leader in the pool and backyard water recreational products categories.

      Effective November 30, 2001, we sold the net assets of Monogram International, Inc., Monogram Products (H.K.) Limited and our Candy Plant division to an entity controlled by David Chu, the former Chairman of our board of directors.

      On March 11, 2002, pursuant to a stock purchase agreement dated February 10, 2002, certain of our principal stockholders sold 8,100,065 shares of our common stock to JAKKS Pacific, Inc. (“JAKKS”), a designer, developer, producer and marketer of toys and related products for approximately $24.3 million in cash and 646,384 shares of JAKKS common stock. As a result of this transaction and prior open market purchases of our common stock by JAKKS, as of June 30, 2002, JAKKS owns 8,232,819 shares of our common stock, representing approximately 66.8% of the outstanding shares of our common stock.

      In connection with the above described stock purchase agreement, on February 10, 2002, we entered into an agreement of merger with JAKKS, pursuant to which JAKKS intends to purchase the remaining outstanding shares of our common stock in a merger transaction for consideration of approximately $12.3 million and 325,853 shares of JAKKS common stock.

      On May 21, 2002, We and JAKKS filed a joint proxy statement/ prospectus with the Securities and Exchange Commission on Form S-4 in connection with the proposed merger with JAKKS. Upon the consummation of the merger, we will become a wholly owned subsidiary of JAKKS and will become a privately held corporation with no public market for our common stock. In addition, once the merger with JAKKS is completed, we will no longer be required to file periodic reports with the Securities and Exchange Commission.

      We have incurred losses for the past three fiscal years. For the year ended March 31, 2002, we had net sales of $94.9 million and a pre-tax loss from continuing operations of $12.3 million, excluding restructuring charges of $15.6 million, compared to a pre-tax loss from continuing operations of $1.1 million in fiscal 2001. The restructuring charges relate to the acquisition by JAKKS of 66.8% of our outstanding common stock, pursuant to which we were reorganized. The restructuring charges include the write-off of assets that will not be utilized by the combined companies, the accrual of certain fees for the early terminations of certain agreements, severance payments and a one time charge for the changing of the terms of our stock options.

      Our Internet address is www.toymax.com, which provides information about us and our products. The site also contains games, information about where to purchase our products, a strictly monitored kid’s chat area and hotlinks to affiliated web sites, such as those of licensors, industry related parties and financial institutions. Our GFK affiliate has a separate Internet address at www.goflyakite.com.

Industry and Competition

      We compete in several industries, with toys representing the largest portion. The majority of the toys sold in the United States are manufactured, either in whole or in part, overseas where labor rates are comparatively lower than in the United States. The largest foreign manufacturing market is the People’s Republic of China (“China”), followed by Japan and Taiwan. Such operations require greater lead times than domestic manufacturing operations and also result in greater shipping costs, particularly for larger toys. The design, production and sale of toy products in the United States and throughout most of the world are subject to various regulations.

      Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: mass merchandisers, small independent toy stores, gift and novelty shops, grocery and drug chains, warehouse clubs, e-retailers and mail order catalogs. Despite the broad number of toy outlets, retail toy sales have been increasingly generated by a small number of large chains, such as Toys “R” Us, Wal-Mart, Kay-Bee, Kmart and Target. Despite this consolidation in recent years, both at the retail and manufacturing level, many small and mid-sized companies continue to compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products. This has resulted in an increased reliance among retailers on the large toy companies because of their financial stability and ability to support products through advertising and promotion and to distribute products on a national basis. Such consolidation may have a negative effect on small and mid-sized toy companies, such as Toymax.

      The toy industry is highly competitive. Competition within the industry is based on consumer preferences, order fulfillment, pricing and new product development. In recent years, the toy industry has experienced rapid consolidation. We compete with many toy companies that have greater financial resources, greater name recognition, larger sales, marketing and product development departments and greater economies of scale. Due to the low barriers to entry into the toy industry, we also compete with smaller domestic and foreign toy manufacturers, importers and marketers.

      We chose to expand into new leisure product categories in order to decrease reliance on the highly competitive toy industry. In this regard we acquired GFK and Funnoodle.

      GFK competes in the kite, flag/windsock and lawn ornament markets in which it is estimated to have a large share. There are numerous specialty kite manufacturers, which are characterized by very small volume and higher pricing, and several larger companies distributing banners and lawn ornaments. Funnoodle competes primarily in the water and pool toy market, in which it is a leader.

Seasonality and Backlog

      Sales of toy products are seasonal, with the majority of retail sales occurring in the third and fourth calendar quarters. We have taken steps to reduce our dependence on these highly seasonal products, including the acquisitions of GFK and Funnoodle, which are largely sold in the first and second calendar quarters. While we have taken these steps to level sales over the entire year, sales are expected to remain heavily influenced by the seasonality of our toy products.

      The result of these seasonal patterns is that operating results and demand for working capital vary significantly by quarter and net losses may be expected in the first and last quarters of the fiscal year for the foreseeable future. Orders placed with us for shipment are cancelable until the date of shipment. The combination of seasonal demand and the potential for order cancellation makes accurate forecasting of future sales difficult and causes us to believe that backlog may not be an accurate indicator of our future sales. Similarly, financial results for a particular quarter may not be indicative of results for the entire year.

Products

      Our existing product lines and calendar 2002 product introductions and extensions fall into six categories: Action Toys, Spring/ Summer, Children’s Activity Toys, Girls’ Toys, Vehicles and Electronics.

Action Toys

      The Laser Challenge brand was introduced in 1996, and continues to be the top-selling laser game. The Laser Challenge system uses an advanced infrared light technology, which is effective at longer firing distances than competing systems. We continue to redesign and extend the Laser Challenge brand, a strategy which supports our expectation that Laser Challenge will be marketed over a long period of time. In fiscal 2002, we introduced Laser Challenge Gotcha Extreme Mini MayhemTM, a compact sized version of the Extreme segment first introduced in 2000 as Gotcha ExtremeTM and extended in 2001 as Radar ExtremeTM. In fiscal 2002, we launched Virtual PaintballTM, which combines the technology and proven play pattern of Laser Challenge with the excitement of paintball, one of the fastest growing alternative sports in the United States.

Spring/Summer

      We entered the Spring/ Summer seasonal business in fiscal 1999 with the acquisition of GFK, whose product line includes youth and adult kites and a wide array of decorative flags, windsocks, door banners, mini flags and the WindWheels line of colorful lawn ornaments. In fiscal 2001, a series of kites designed by Joel K. Scholz, a renowned designer, was added to the GFK product line. In addition, the lawn ornament line was expanded to include weathervanes and wind chimes. In fiscal 2000, we expanded our seasonal offerings in this category with the acquisition of the Funnoodle product line. Funnoodle is a highly recognized brand of pool and recreational products. The product line’s most visible item, the basic Funnoodle, is a 5-foot long, brightly colored, floating foam tube that has been one of the best selling summer toys in the United States since its introduction in 1994. The Funnoodle product line continues to be expanded with the introduction of products such as pool floats, swim rings, lawn sprinklers, and tumbling and exercise mats.

Children’s Activity Toys

      We have historically been a significant factor in Children’s Activity Toys and reestablished ourself in fiscal 2001 with the successful re-introduction of the Creepy Crawlers® brand. We extended the brand in fiscal 2002 to include Creeple People® and Graveyard GhouliesTM Creator Paks®, which are mold and play sets. In fiscal 2002, we re-introduced the DollymakerTM Fashion Maker consisting of a molding oven, molds and

Glamour-GoopTM compound whereby girls can design and make mini dolls and fashions in an endless variety of designs and colors.

Girls’ Toys

      Our Girls’ Toys product line includes the Beauty WorksTM brand of role play activities such as Nail Salon and Fragrance DesignerTM; the Jam RopeTM, a musical jump rope; and the Talking Tina® brand of fashion dolls and soft furniture which fits any 11 1/2” fashion doll.

Vehicles

      We introduced the Mighty Mo’sTM brand of innovative vehicles late in fiscal 1998. The first product utilized an infrared “key chain controller” to activate these light, sound and motion vehicles and is marketed in our patented “try me” package. In fiscal 2000, the Mighty Mo’s Infrared Vehicles category was extended to include specialty vehicles with unique, stunt actions; this line expanded in fiscal 2002 to include a rollover car and a wheelie quad. The Mighty Mo’s brand also includes monster trucks and a line of flywheel powered endurance vehicles. We currently have license arrangements to produce Mighty Mo’s versions of Chevrolet, Jeep, Dodge, Mercedes, BMW, Porsche, Audi, Porsche, Humvee and Ford styles.

      Mighty Mo’s Jr., the pre-school segment of our vehicle business, is a line of products with moving eyes and mouth, and speech and motion capabilities. This segment includes Preston PushbuttonTM, a battery operated programmable robot which walks, talks and has light-up eyes and mouth; Denny the Dump TruckTM and Dougie Chug-AlongTM, which are infrared remote control vehicles; and Rick and Robbie RacersTM, which are infrared remote vehicles which interact with each other as they race.

Electronics

      We continue to successfully manage our key brands in this category while expanding our popular T.V. games line of palm sized controllers that plug directly into a television set and includes 10 classic video games licensed from Activision. The controller is completely portable and does not require a console. Additionally in the current fiscal year, we have introduced Singing StarzTM Video Karaoke, the first home karaoke player with a built in video camera that puts you on the television screen.

Product Design and Development

      We have built a knowledgeable in-house product development team and a network of independent designers to create new products. Employees in the Marketing and Research and Development departments coordinate efforts to design and develop the majority of our toy and innovative new product lines. Current technologies have been utilized to redesign, redevelop and extend major brands and products from the past, E.G. Creepy Crawlers and Popples. GFK strives to maintain a product line that displays cutting edge graphics and reflects current cultural trends. Funnoodle has sought to develop new products largely by applying extruded foam manufacturing techniques and designs to traditionally successful products. Our success is dependent on our ability to continue these activities. Our sponsored research and development expenses for fiscal 2000, 2001 and 2002 were $4.2 million, $3.4 million and $3.7 million, respectively.

      We continually evaluate new product ideas generated by a number of outside designers to maintain access to a wide range of development talent. When a product is developed based on the idea presented by an independent designer, we typically enter into a royalty agreement with the designer.

Licensing

      Licensing is a major influence on the leisure products industry affecting virtually all product categories. Although historically we have not significantly relied on entertainment-related licenses, we have marketed and continue to market products based on licensed popular characters and trademarks from major entertainment companies and other widely known corporate trademarks. This allows us to benefit from pre-existing awareness of a character or brand and from the marketing efforts and prior goodwill attached to it. A principal licensor is Activision©, as well as many of the world’s leading auto makers for use of their most popular model names on our Mighty Mo’s vehicle line.

      In return for the use of the licensed character or brand name, we typically pay licensing fees based upon net sales from products marketed under the subject license. Furthermore, the acquisition of a license generally involves the payment of non-refundable minimum royalty payments.

Sales and Distribution

      We operate in two reporting segments: (i) Toymax Brands (primarily consisting of sales activities conducted through Toymax Inc. (“TMI”); and (ii) Toymax (H.K.) Limited (“THK”) and Toymax Enterprises (consisting of GFK and Funnoodle).

      Sales conducted by TMI consist of sales of our promotional product lines to primarily United States customers pursuant to customer purchase orders. Customers purchasing products on this basis include Toys “R” Us, Kay-Bee Toys, Costco Wholesale, Wal-Mart Stores, Inc., and Target Stores, Inc. Sales conducted by THK consist of sales on a free on board (“FOB”) Hong Kong basis which are generally based on letters of credit, and include sales of primarily lower priced basic products to the United States and international retailers including Toys “R” Us International, Index (U.K.), Wal-Mart (Canada) and sales of our promotional product lines to approximately 50 international distributors.

      Funnoodle and GFK sales are made primarily to United States customers, on standard credit terms, pursuant to customer purchase orders. Sales conducted by GFK are on a COD, prepaid or credit card basis for those customers who do not qualify for credit terms. Extended credit terms are periodically offered to qualifying customers. To a lesser extent, the GFK operations sell to customers internationally. These international customers generally purchase products utilizing a direct letter of credit and shipments are made directly from the overseas factory on a FOB Hong Kong basis.

      Our products are sold in over 45 countries around the world. The following table depicts our net sales in these two segments for the last three fiscal years:

Sales

	Fiscal Year

	2000	2001	2002

	(In thousands)
Toymax Brands	$91,062	$85,496	$65,568
Toymax Enterprises	18,803	29,655	29,284

Net Sales	$109,865	$115,151	$94,852

      Toymax Brands Sales. This segment’s United States sales activities are conducted through its nationwide network of independent sales representatives, an in-house sales staff and, with respect to certain major accounts, by senior management. Comprised of more than 50 sales executives and 14 sales organizations at March 31, 2002, this sales network maintains close customer relationships, develops new accounts and presents new products to its established customers. Our leading United States customers (not including THK sales to the United States) include major toy retailers, mass merchandisers, department stores and catalog companies. TMI sales constituted 55.3%, 41.0% and 37.5% of consolidated net sales in fiscal 2000, 2001 and 2002, respectively.

      THK sales are comprised of sales to international retailers and distributors and to certain United States retailers. Such sales are conducted on a FOB Hong Kong basis and generally require either the opening of a letter of credit or are backed by credit insurance. Since our inception in 1990, we have emphasized international sales, and today our products are sold in over 50 countries worldwide. Our international sales network consists of approximately 50 international distributors and 11 international sales representative organizations. In fiscal 2000, 2001 and 2002, Toymax HK sales accounted for 27.5%, 26.3% and 31.6% of net sales, respectively.

      Toymax Enterprises Sales. GFK sales are comprised primarily of sales to kite stores, hobby stores, gift, specialty and bookstores and toy stores. Products are also distributed by mail order catalogs, such as L.L. Bean, sporting goods stores, and other mass-market retailers. In addition to our in-house sales and customer service staff, GFK employs a network of 96 independent sales representatives. GFK products are currently sold to over 20,000 customers.

      Funnoodle products were sold through the in-house sales staff of the prior owner under a servicing agreement and a network of sales representative organizations primarily to the largest mass-market chains in the United States The servicing agreement terminated effective August 2001, and, thereafter, such activities have been performed by our personnel. Historically, domestic sales have accounted for substantially all of Funnoodle’s sales.

Customers

      Only Toys “R” Us and WalMart each accounted for more than 10% of invoiced sales during fiscal 2002.

Marketing

      We employ a variety of methods to market our new and existing products. New toys, existing toys and line extensions are marketed primarily by members of our executive and sales management at our showrooms in Hong Kong, New York and Dallas during major international toy shows. We are also represented at additional toy and kite shows both domestically and internationally.

      Product packaging and placement is a large part of our overall marketing strategy. Our products are sold in brightly colored, eye-catching packages with strong brand identity. All packaging must meet strict guidelines for communication effectiveness and for the ability to stand out from the competitive clutter. We utilize “try me” packaging whenever possible. We also employ traditional marketing methods such as couponing, in-store demonstrations adjacent to our toy products, and public relations.

      We currently allocate a significant portion of our marketing resources to television advertising, which we believe is the most cost-effective way to reach our primary target audience of children. The commercials are run on national television and in local spot television markets to support the promotional efforts and distribution patterns of our key retailers. We use other media, such as print and on-line advertising, when appropriate.

      Our GFK subsidiary primarily markets its products through its annual catalogs. GFK’s and Funnoodle’s other marketing channels include trade shows, seasonal brochures, advertisements in trade magazines, personal sales calls, co-op advertising and telemarketing.

Purchasing and Manufacturing

      TMI and THK currently contract for all of their manufacturing requirements. We believe that this practice provides us with the most efficient use of our capital at this time. Tai Nam Industrial Company Limited (“Tai Nam”), which is based in Hong Kong, served as our purchasing agent for our core toy business pursuant to an agency agreement (the “Agency Agreement”) which terminated March 11, 2002, between Tai Nam and Toymax NY. Tai Nam is owned by David Chu, our former Chairman and principal stockholder. As our purchasing agent, Tai Nam arranged for the manufacturing of our products based on purchase orders placed with Tai Nam by us. In addition, Tai Nam handled all shipping documents, letters of credit, bills and payments, served as liaison with other vendors and performed quality control functions. For these services, Tai Nam generally received an agency fee of 7% of the gross invoiced value of products purchased by us. Pursuant to the Agency Agreement, we purchase products from Tai Nam at Yantian (China) FOB prices. We paid all expenses associated with the making of molds for new products. Pursuant to the Agency Agreement, we owned the tooling and molds for our products. Effective March 12, 2002, we perform these functions directly.

      As purchasing agent, Tai Nam arranged for the manufacturing of our toy products based on purchase orders placed with Tai Nam by us. The majority of such products have been and are currently manufactured by Jauntiway Investments Limited (“Jauntiway”). Jauntiway is an OEM toy manufacturer with two ISO certified manufacturing facilities in the southern portion of China. Jauntiway is also owned by Mr. Chu. Since our inception, Jauntiway has been our single most important manufacturer and we have been Jauntiway’s leading customer. In fiscal 2001 and 2002, approximately 60% and 56%, respectively, of all our products were manufactured by Jauntiway (some utilizing subcontractors). We entered into a manufacturing agreement with Tai Nam and Jauntiway dated September 22, 1997. Effective March 11, 2002, this agreement was terminated and replaced by a new three-year agreement with standard manufacturing terms.

      Manufacturing commitments are made on a purchase order basis. We base our production schedules on customer estimates and orders, historical trends, the results of market research and current market information. We closely monitor market activity and adjust production schedules accordingly. We utilize Electronic Data Interchange programs maintained by certain of our largest customers, which allows us to monitor actual store sales and inventories, and thereby to schedule our production to meet anticipated re-orders.

      Jauntiway also obtains products or components from other independent manufacturers located principally in the southern portion of China, particularly during peak production periods. These suppliers are selected based on the quality of their products, prices and service.

      The basic raw materials used by Jauntiway in manufacturing our toy products are petrochemical resin derivatives. Integrated circuits have also become an important component of our technologically advanced toys. Costs of petrochemical derivatives and integrated circuits are affected by demand and supply as well as the value of the United States dollar in relation to foreign currencies, and have been subject to volatility in recent years. There can be no assurance as to the timing or extent to which we will be able to pass on any raw material or component price increases to our customers.

      In addition, a large portion of Jauntiway’s petrochemical derivates and integrated circuits are imported from Taiwan via Hong Kong. Any disruption of trade between Taiwan and China may have a significant adverse effect on Jauntiway’s operations and, therefore, could have a significant adverse effect on our results of operations.

      GFK utilizes four manufacturers, three in China and one in Taiwan, to make approximately 85% of its products, based upon its product specifications. Tai Nam acted as its agent in Hong Kong for all products produced in China pursuant to an agency agreement dated September 1, 2000. This agreement was also terminated on March 11, 2002. Manufacturing commitments are made on a purchase order basis. GFK typically has an annual agreement with each supplier, which is cancelable at any time. The suppliers are paid primarily on terms, and occasionally in cash or on terms with a letter of credit.

      The bulk of Funnoodle’s products are manufactured through an exclusive outsourcing arrangement with two United States-based manufacturers. This arrangement allows us to minimize capital investments in tools and fixtures, reduces our working capital requirements and eliminates the need for warehousing facilities. The remainder of Funnoodle’s products are manufactured through outsourcing arrangements with various other contract manufacturers. Although Tai Nam and Funnoodle did not currently execute an agency agreement, Funnoodle and Tai Nam do have an existing relationship, whereby Tai Nam was acting as a purchasing agent for Funnoodle. Effective March 11, 2002, this arrangement was terminated.

Government and Industry Regulation

      We are subject to the provisions of the Federal Hazardous Substances Act, the Federal Consumer Product Safety Act, the Flammable Fabrics Act and the regulations promulgated under each such act. Such acts empower the Consumer Product Safety Commission (“CPSC”) to protect the public from hazardous goods. The CPSC has the authority to exclude from the market goods that are found to be hazardous and requires a manufacturer to repurchase such goods under certain circumstances. We send samples of all of our marketed products to independent laboratories to test for compliance with the CPSC’s rules and regulations, as well as with the product standards of the Toy Manufacturers of America, Inc. (“TMA”). We are not required to comply with the product standards of the TMA, but do so voluntarily. Similar consumer protection laws exist in state and local jurisdictions within the United States, as well as certain foreign countries. We design our products to exceed the highest safety standards imposed or recommended either by government or industry regulatory authorities.

      We are not required by the United States government to obtain any quality or safety approvals prior to sales in the United States. However, prior to shipment, our products are tested by independent laboratories on behalf of us and major retailers. We, however, are required to have and have obtained European Community (CE) approval, European’s toy safety standard, for our products sold in Europe.

      Our advertising is subject to the Children’s Television Act of 1990 and the rules promulgated by the United States Federal Communications Commission as well as the laws of certain countries that place certain limitations on television commercials during children’s programming. We are subject to various other federal, state and local laws and regulations applicable to our business and believe that we are in substantial compliance with these laws and regulations.

Tariffs and Duties

      In December 1994, the United States approved a trade agreement pursuant to which import duties on toys, games, dolls and other specified items were eliminated effective January 1, 1995 from products manufactured in all most favored nation countries (including China). The imposition or increases in quotas, duties, tariffs or other changes or trade restrictions, which may be imposed in the future, would have a material adverse effect on our financial condition, operating results or ability to import products. In particular, our costs would be increased if China’s most favored nation status was revoked. In October 2000, the United States Congress approved “permanent normal trade relations” status for China, which was intended to eliminate the United States’ annual review of China’s trade relation’s status. China has signed similar agreements with the European Union and other World Trade Organization members in order to gain support for its entry into the World Trade Organization, although such entry is not guaranteed at this time. However, the imposition of trade sanctions by the United States or the European Union, or the loss of permanent normal trade relations status by China could result in substantial duties on the cost of toy, candy and kite related products manufactured in China and imported into the United States and Europe.

      In addition, several of our operations and our primary agent, Tai Nam, are based in Hong Kong, formerly a British Crown Colony. On July 1, 1997, sovereignty of Hong Kong reverted back to China. To date, this change has not impacted our business.

Patents, Trademarks and Proprietary Technology

      We own or control numerous patents and trademarks, which limit the ability of third parties to directly compete with us in our major brands. Key patents cover the Creepy Crawlers Workshop and the Creature Creator ovens, as well as aspects of the Laser Challenge system and infrared remote control vehicles. Key trademarks include Creepy Crawlers, Plasti-Goop, Laser Challenge, Arcadia, Mighty Mo’s, R.A.D.TM, Funnoodle, WindWheels and WindDesigns.

      Certain of our product lines also incorporate concepts or technologies created by outside designers, some of which are patented. In addition, many of our products incorporate intellectual property rights, such as characters or brand names that are proprietary to third parties. We typically enter into a license agreement to acquire the rights to the concepts, technologies or other rights for use with our products. These license agreements typically provide for the retention of ownership of the technology, concepts or other intellectual property by the licensor and the payment of a royalty to the licensor. Such royalty payments generally are based on the net sales of the licensed product for the duration of the license and, depending on the revenues generated from the sale of the licensed product, may be substantial. In addition, such agreements often provide for an advance payment of royalties and may require us to guarantee payment of a minimum level of royalties that may exceed the actual royalties generated from net sales of the licensed product. Some of these agreements have fixed terms and may need to be renewed or renegotiated prior to their expiration in order for us to continue to sell the licensed product.

Inflation

      We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on our operations. Although rates of inflation in Asia have periodically resulted in an increase in the cost of manufacturing our products and such increased costs have had a modest impact on margins, we do not believe that inflation in Asia has had a materially adverse effect on our results of operations. We will continue our policy of monitoring costs and adjusting prices accordingly.

Employees

      As of June 28, 2002, we had 56 employees, substantially all of which were full time. We are not subject to any collective bargaining agreements. We believe that our relationship with our employees is satisfactory.

Item 2.     Properties

      We lease approximately 27,000 square feet of space in Plainview, New York for corporate offices. The lease has an annual rental obligation, which ranges from $451,749 in the third year to $493,638 in the sixth year, followed by a decrease to $445,941 in the seventh year. This lease expires on April 30, 2004.

      In addition, we lease approximately 14,546 square feet of space at the Toy Center, 200 Fifth Avenue, New York, New York, to house our New York City Showroom facility. This lease has an annual base rental obligation, which ranges from $400,020 during the first three years to $443,664 in years seven through ten. This lease expires on April 30, 2010.

      We lease approximately 4,754 square feet of space in Kowloon, Hong Kong, which we use as showroom facilities. The annual rent under this lease is approximately $128,000. The lease expires on October 31, 2003.

      We lease approximately 25,000 square feet of office and warehouse space in Clinton, Connecticut under a lease expiring September 30, 2007. The total lease payments due under this lease are approximately $963,000.

Item 3.     Legal Proceedings

Legal Proceedings

      In March 2001, George G. Grillo, a product consultant, filed a complaint against us as well as against Monogram International, Inc., Monogram Products (H.K.) Ltd., Steven Lebensfeld and David Ki Kwan Chu, in the Supreme Court of the State of New York, County of Suffolk, alleging breach of express and implied contracts, violation of New York State Labor Law, unjust enrichment and unfair competition. The plaintiff seeks monetary damages totaling $280,000 in compensatory damages, $2,500,000 in exemplary damages plus costs and attorney’s fees. We intend to defend the action vigorously, as well as file counterclaims, and do not believe that the lawsuit will have a material adverse effect on our financial position or results of operations, however, there can be no assurance of the outcome of the lawsuit.

      We are involved in various other legal proceedings and claims incident to the normal conduct of our business. We believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on our financial position or results of operations.

      Our federal tax returns for 1992 through 2000 are under examination by the Internal Revenue Service and the statute has been extended through December 2002. Our New York State tax returns for 1999 through 2001 are also under examination by the New York State Division of Taxation. We cannot predict at this time what the outcome of the examination will be or the impact, if any, on our results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market System under the symbol “TMAX.” The following table sets forth the high and low closing sales prices of the Company’s Common Stock in each of the following quarters as reported by NASDAQ:

	Price Range of
	Common Stock

	High	Low

Fiscal 2001:
First Quarter	$3.25	$2.31
Second Quarter	3.69	2.31
Third Quarter	2.63	1.19
Fourth Quarter	2.69	1.38
Fiscal 2002:
First Quarter	$2.50	$1.27
Second Quarter	1.78	0.89
Third Quarter	1.70	0.80
Fourth Quarter	4.49	1.50

      As of June 18, 2002 the number of holders of record of our common stock was approximately 1,977.

Dividend Policy

      Prior to our initial public offering, we declared and paid dividends to our stockholders in 1993, 1994 and 1995. We currently intend to retain earnings and we do not plan to pay dividends on our common stock in the foreseeable future.

Stock Repurchase Program

      In May 1999, our board of directors approved the repurchase of up to $2.0 million of our common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. As of June 18, 2002, a total of 66,200 shares of our common stock have been repurchased for a total purchase price of $210,403. Because of our proposed merger with JAKKS, as of February 10, 2002, we have ceased repurchasing shares of our common stock.

Item 6.     Selected Consolidated Financial Data

      Our Selected Consolidated Financial Data Company has been derived from our audited consolidated financial statements included in this report. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes and Schedules thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended March 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$99,367	$106,495	$109,865	$115,151	$94,852
Cost of goods sold	55,907	65,524	75,517	72,770	71,424

Gross profit	43,460	40,971	34,348	42,381	23,428
Selling and administrative expenses	27,268	29,740	38,220	37,719	49,760 (1)

Operating income (loss)	16,192	11,231	(3,872)	4,662	(26,332)
Income (loss) of joint venture	—	—	290	(2,560)	—
Other income (expense), net	(507)	(196)	144	(102)	(615)
Interest income (expense), net	(212)	985	(536)	(885)	(978)

Income (loss) before income taxes	15,473	12,020	(3,974)	(1,115)	(27,925)
Income tax expense (benefit)	4,133	3,275	(2,207)	(1,087)	(7,498)

Income (loss) from continuing operations	11,340	8,745	(1,767)	29	(20,427)
Loss from discontinued operations	—	(129)	(134)	(9,776)	(3,435)

Net income (loss)	$11,340	$8,616	$(1,901)	$(9,747)	$(23,861)

Basic and diluted loss per share from:
Continuing Operations	$1.28	$0.82	$(0.17)	$—	$(1.69)
Discontinued Operations	—	(0.01)	(0.01)	(0.86)	(0.28)

Basic and diluted loss per share	$1.28	$0.81	(0.18)	$(0.86)	$(1.97)
Cash dividends declared per common share	$—	$—	$—	$—	$—

Basic and diluted average common shares outstanding	8,847,781	10,605,000	10,596,677	11,280,804	12,116,843

	March 31,

	1998	1999	2000	2001	2002

BALANCE SHEET DATA:
Working capital (deficit)	$31,755	$30,417	$6,163	$7,693	$(14,153)
Total assets	53,831	62,584	89,073	69,088	55,806
Short-term debt (including current portion of long term debt)	30	37	14,666	10,000	15
Long-term obligations	47	32	50	1,212	—
Total stockholders’ equity	34,703	43,319	41,301	35,594	14,636

(1)	Included in selling and administrative expenses for year ended March 31, 2002 is $15.6 million of restructuring charges as described in footnote 2 in the Toymax consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Toymax and its subsidiaries is a consumer leisure products company that creates, designs and markets innovative and technologically advanced toys as well as other leisure products, which are sold in the United States and throughout the world. Toymax products promote fun and creative play, and are available under several brands: Toymax® toys, such as R.A.D.TM Robot, Mighty Mo’sTM vehicles, the award-winning Laser ChallengeTM brand, Creepy CrawlersTM activities brand and TMX RCTM radio control vehicles; Funnoodle® pool and water toys and accessories; Go Fly a Kite® kites, banners, WindWheelsTM, weathervanes and wind chimes.

Critical Accounting Policies

      Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include in this item a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by us in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more critical of these accounting policies and methods.

      Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. We follow very specific and detailed guidelines in measuring revenues; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

      Valuation of long-lived assets and goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

      When we determine that the carrying value of long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets and goodwill amounted to $17.3 million as of March 31, 2002.

      In fiscal 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $14.5 million of goodwill. We had recorded approximately $1.1 million of amortization on these amounts during fiscal 2001 and would have recorded approximately $1.5 million of amortization during fiscal 2002. In lieu of amortization, we performed an initial impairment review of our goodwill in fiscal 2002 and an annual impairment reviews thereafter.

      We did not have to record an impairment charge upon completion of the initial impairment review.

Results of Operations

      The following table sets forth the percentages of net sales of certain income and expense items of Toymax for the last three fiscal years:

	Percentage of
	Net Sales
	Year Ended March 31,

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.7	63.2	75.3

Gross profit	31.3	36.8	24.7
Selling and administrative expenses	34.8	32.8	52.5

Operating income (loss)	(3.5)	4.0	(27.8)
Income (loss) of joint venture	0.3	(2.2)	—
Other income (expense), net	0.1	(0.1)	(0.6)
Interest income (expense), net	(0.5)	(0.8)	(1.0)
Provision (benefit)for income taxes	(2.0)	(0.9)	(7.9)
Income (loss) from continuing operations	(1.6)	—	(21.5)
Loss from discontinued operations	(0.1)	(8.5)	(3.6)

Net loss	(1.7)%	(8.5)%	(25.1)%

      For purposes of the fiscal year comparisons which follow, figures referring to the financial performance of Toymax Inc. (“TMI”) and Toymax (H.K.) Limited (“THK”), are referred to as “Toymax Brands” and those referring to the performance of Go Fly a Kite, Inc. (“GFK”), and the Funnoodle product line (“Funnoodle”) are referred to as “Toymax Enterprises”.

Recent Developments

      On March 11, 2002, JAKKS acquired approximately a 66.8% controlling interest in Toymax. In connection with this acquisition by JAKKS, Toymax developed and began to implement a restructuring plan to maximize its future operating results. The fiscal 2002 results reflect this restructuring plan. As part of this plan Toymax has determined not to continue the operations of Maxverse Interactive, Inc, (“Maxverse”). Thus, Maxverse is treated as a discontinued operation along with Monogram International, Inc. and Candy Plant, which were both sold effective November 30, 2001.

Fiscal Year Ended March 31, 2002 Compared With Fiscal Year Ended March 31, 2001

      Net Sales. Net sales for fiscal 2002 decreased $20.3 million, or 17.6%, to $94.9 million from $115.2 million in fiscal 2001.

      Net sales of Toymax Brands decreased 23.3% to $65.6 million, or 69.1% of total net sales, from $85.5 million, or 74.2% of total net sales, in fiscal 2001. The decrease in net sales was primarily due to a decrease in sales of IR and programmable vehicles and an increase in sales discounts and allowances.

      Net sales of Toymax Enterprises decreased 1.3% to $29.3 million, or 30.9% of total net sales, from $29.7 million, or 25.8% of total net sales, in fiscal 2001. The decrease in net sales was primarily the result of a decrease in the selling prices of pool and backyard water recreational products offset somewhat by an increase in kites and windwheels.

      Gross Profit. Gross profit for fiscal 2002 decreased by $19.0 million, or 44.7%, to $23.4 million from $42.4 million for fiscal 2001, with a decrease in gross margin from 36.8% of net sales for fiscal 2001 to 24.7% in fiscal 2002.

      The gross profit for Toymax Brands decreased by $16.9 million, or 53.3%, to $14.8 million, or 22.7% of net sales, from $31.8 million, or 37.2% of net sales for fiscal 2001. The decrease in the gross profit and margin was primarily the result of the decrease in sales volume, along with the increase in sales discounts and allowances.

      The gross profit for Toymax Enterprises decreased $2.0 million, or 19.0%, to $8.6 million, or 29.3% of net sales, from $10.6 million, or 35.7% of net sales for fiscal 2001. The decrease in both gross profit and margin was primarily the result of reduced selling prices of Toymax’s pool and backyard water recreation products and to a lesser extent margins realized by GFK primarily as a result of product mix.

      Selling and Administrative Expenses. Selling and administrative expenses for fiscal 2002 increased by $12.0 million, or 31.9%, to $49.8 million, or 52.5% of net sales, from $37.7 million, or 32.8% of net sales, for fiscal 2001. Selling and administrative expenses of Toymax Brands for fiscal 2002 increased by $13.5 million, or 44.1%, to $44.1 million, or 67.2% of net sales, from $30.6 million, or 35.8% of net sales, for fiscal 2001. This increase was a result of the restructuring charge of $15.6 million relating to the acquisition of approximately 66.8% of Toymax by JAKKS. This charge includes a $7.1 million write-off of certain assets which will not be utilized by the combined companies, as well as severance accruals of $1.4 million, termination costs of certain agreements of $2.2 million, professional fees and other charges of $2.2 million and a one time charge of $2.7 million for changing the terms of the existing stock options. This charge was offset by decreases in advertising and royalties related to the decrease in sales. Selling and administrative expenses of Toymax Enterprises for fiscal 2002 decreased $1.5 million, or 20.0%, to $5.6 million, or 19.4% of net sales, from $7.1 million, or 23.9% of net sales, for fiscal 2001. The decrease was primarily the result of a decrease in amortization of goodwill and consulting fees offset by the restructuring charge.

      Operating Income (Loss). As a result of the foregoing, fiscal 2002 had a loss of $26.3 million compared to income of $4.6 million in fiscal 2001. Toymax Brands incurred an operating loss of $29.2 million in fiscal 2002 compared to operating income of $1.2 million in fiscal 2001. Toymax Enterprises had operating income of $2.9 million in fiscal 2002, compared to operating income of $3.5 million in fiscal 2001.

      Other Income (Expense), Net. Net other expense decreased from $2.8 million, in fiscal 2001, to $0.6 million, in fiscal 2002. This decrease was the result of the write-off of advances and the investment in the Yaboom Limited joint venture of $1.9 million and the equity in the loss of the joint venture of $0.7 million in fiscal 2001. In fiscal 2002, there were no such charges.

      Interest Income (Expense), Net. Net interest expense for fiscal 2002 increased $0.1 million, or 10.5%, to $1.0 million from $0.9 million in fiscal 2001. The increase in net interest expense was primarily due to increased bank borrowings in fiscal 2002.

      Income (Loss) Before Income Taxes. Loss before income taxes for fiscal 2002 was $27.9 million, compared to income before income taxes of $1.1 million in fiscal 2001. In fiscal 2002, Toymax Brands had a loss before income taxes of $30.6 million, compared to a loss of $2.3 million in fiscal 2001. Toymax Enterprises had income before taxes of $2.7 million in fiscal 2002, compared to income before income taxes of $3.4 million in fiscal 2001.

      Provision (Benefit) For Income Taxes. The effective rate for fiscal 2002 decreased to a benefit of 26.9% from an effective rate of 97.4% for fiscal 2001. The change in the effective rate is primarily related to the write-off of the investment in and advances to the joint venture in fiscal 2001 which did not result in any income tax benefit.

      Income (Loss) From Continuing Operations. Loss from continuing operations was $20.4 million in fiscal 2002, compared to a nominal profit in fiscal 2001.

      Loss From Discontinued Operations. The loss from discontinued operations decreased by $6.3 million, to a net loss of $3.4 million in fiscal 2002, compared to a loss of $9.8 million in fiscal 2001.

      Net Loss. As a result of the foregoing, the net loss for fiscal 2002 increased $14.1 million to $23.9 million ($1.97 per diluted share) from $9.7 million ($0.86 per diluted share) for fiscal 2001.

Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31, 2000

      Net Sales. Net sales for fiscal 2001 increased $5.3 million, or 5.0%, to $115.2 million from $109.9 million in fiscal 2000.

      Net sales of Toymax Brands decreased 6.1% to $85.5 million, or 74.2% of total net sales, from $91.1 million, or 82.9% of total net sales, in fiscal 2000. The decrease in net sales was primarily due to a decrease in the sales of electronic toys that was partially offset by an increase in sales of infrared, radio-controlled and programmable vehicles.

      Net sales of Toymax Enterprises increased 57.7% to $29.7 million, or 25.8% of total net sales, from $18.8 million, or 17.1% of total net sales, in fiscal 2000. The increase was primarily the result of the incorporation of a full year’s net sales of Funnoodle, which was acquired in November 1999.

      Gross Profit. Gross profit for fiscal 2001 increased by $8.0 million, or 23.4%, to $42.4 million from $34.3 million the gross margin also increased from 31.3% in fiscal 2000 to 36.8% in fiscal 2001.

      The gross profit of Toymax Brands increased by $4.1 million, or 14.6%, to $31.8 million, or 37.2% of net sales, from $27.7 million, or 30.5% of net sales, for fiscal 2000. The increase in gross margin was primarily attributable to the decrease in markdowns, allowances and other promotional costs, which were adversely affected by the product recall in the prior year.

      The gross profit of Toymax Enterprises increased by $4.0 million, or 60.1%, to $10.6 million, or 35.7% of net sales, from $6.6 million, or 35.2% of net sales, for fiscal 2000. The increase in gross profit was primarily due to a full year’s net sales of Funnoodle combined with better pricing.

      Selling and Administrative Expenses. Selling and administrative expenses for fiscal 2001 decreased by $0.5 million, or 1.3%, to $37.7 million, or 32.8% of net sales, from $38.2 million, or 34.8% of net sales, for fiscal 2000. Selling and administrative expenses of Toymax Brands for fiscal 2001 decreased by $3.1 million, or 9.2%, to $30.6 million, or 35.8% of net sales, from $33.7 million, or 37.0% of net sales, for fiscal 2000. The decrease reflects a decrease in advertising costs of almost 30%, which was partially offset by higher royalties and research and development costs. Selling and administrative expenses of Toymax Enterprises were $7.1 million, or 23.9% of net sales, as compared to $4.2 million, or 22.4% of net sales in fiscal 2000. Selling and administrative expenses for Toymax Enterprises in fiscal 2001 reflect a full year’s operating expenses of Funnoodle.

      Operating Income (Loss). As a result of the foregoing, the operating income for fiscal 2001 increased by $8.5 million, or 220.4%, to $4.7 million from an operating loss of $3.9 million for fiscal 2000. Operating income for Toymax Brands increased by $7.4 million, or 118.4%, to $1.2 million from an operating loss of $6.3 million for fiscal 2000. Operating income for Toymax Enterprises increased by $1.1 million to $3.5 million from operating income of $2.5 million in fiscal 2000.

      Other Income (Expense), Net. In fiscal 2001, Toymax recorded a write-off of its advances and investment in the Yaboom joint venture of $1.9 million. Including this charge and the increase in the Company’s equity in the operating loss of the Yaboom venture in fiscal 2001, net other income for fiscal 2001 decreased by $3.2 million from $0.4 million in fiscal 2000 to net other expense of $2.8 million in fiscal 2001.

      Interest Income (Expense), Net. Net interest expense for fiscal 2001 increased by $0.4 million, or 65.1%, to $0.9 million from $0.5 million in fiscal 2000. The increase in net interest expense was primarily due to the use of working capital funds to finance Toymax’s acquisitions and operations.

      Income (Loss) Before Income Taxes. Income before taxes for fiscal 2001 increased by $5.1 million to $1.1 million, compared to a loss before taxes of $4.0 million for fiscal 2000. Income before taxes for Toymax Brands increased by $4.0 million, or 63.8%, to a loss before taxes of $2.3 million, compared to a loss before taxes of $6.3 million for fiscal 2000. Income before taxes for Toymax Enterprises increased by $1.1 million to $3.4 million, compared to income before taxes of $2.3 million in fiscal 2000.

      Provision (Benefit) for Income Taxes. The effective tax rate for fiscal 2001 increased to 97.4% from a benefit of 55.5% for fiscal 2000. The increase in the effective tax rate was primarily a result of the geographic distribution of income, as well as the reduction in the tax benefit attributable to the write-off of the investment in and advances to the joint venture.

      Income (Loss) From Continuing Operations. Income from continuing operations increased from a loss of $1.8 million in fiscal 2000, compared to break even in fiscal 2001.

      Loss From Discontinued Operations. The loss from discontinued operations increased by $9.7 million, to a net loss of $9.8 million, in fiscal 2001, from a loss of $0.1 million in fiscal 2000.

      Net Income (Loss). As a result of the foregoing, the net loss for fiscal 2001 increased $7.8 million to $9.7 million ($0.86 per diluted share) from $1.9 million ($0.18 per diluted share) for fiscal 2000.

Liquidity and Capital Resources

      Toymax historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During fiscal 2002, cash and cash equivalents decreased $0.8 million to $0.9 million. The Company’s operating activities provided net cash of $2.3 million, which was primarily due to net loss offset by net non-cash charges of $0.4 million, an increase in net operating assets of $25.8 million. Net operating assets included an increase of $13.2 million in accounts payable and accrued expenses, which was offset by a decrease in due to affiliates of $6.3 million and decreases of $5.0 million from factor and accounts receivable, $1.8 million in inventories and other assets of $12.0 million.

      Investing activities used $4.7 million in net cash as compared to $5.6 million in fiscal 2001. Investing activities in the current year consisted of $3.5 million of capital expenditures and the payment of $1.2 million of additional purchase price for the Funnoodle product line. Investing activities in the prior year included $2.6 million related to business acquisitions and $3.0 million for capital expenditures. Capital expenditures in both periods consist principally of the purchase of tooling for new products and equipment.

      Financing activities provided $1.6 million in net cash, primarily due from funding received by JAKKS of $11.3 million substantially offset by the repayment of $10.0 million of bank debt. Toymax also received $0.2 million from the exercise of stock options.

      In March 2002, Toymax’s $25.0 million bank facility was paid off in full and terminated.

      In April 2002, Toymax (H.K.) Limited subsidiary terminated its credit facility with The Hongkong and Shanghai Banking Corporation Limited. The facility had provided for an import line of credit of $500,000 and the acceptance of an export letter of credit guarantee for documents presented with discrepancies of up to approximately $2.3 million.

      Toymax expects to fund its near-term and long-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings from JAKKS. There can be no assurance that sufficient cash flows from operations will materialize or that financing from JAKKS or under a credit facility will be available in amounts, at rates, or on terms and conditions acceptable to Toymax. In such event, additional funding would be required.

      In addition to obligations previously discussed, we have operating leases expiring through April 2010 with annual lease payments ranging from approximately $625,000 to $1.1 million.

New Accounting Standards

      The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that Toymax recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that Toymax reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

      In April 2001, Toymax elected to adopt SFAS No. 142. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that Toymax identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

      Toymax’s previous business combinations were accounted for using the purchase method and as of April 1, 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $14.5 million. Annual amortization of this amount, which ceased being effective as of April 1, 2001, amounted to approximately $1.5 million.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 18, 2002. We believe the adoption of this statement will have no material impact on the financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 14, 2001 and, generally, is to be applied prospectively. Toymax has elected to early adopt SFAS No. 144 in the current fiscal year.

Barter Transaction

      In December 1998 and April 1999, Toymax entered into agreements with a broker of media advertising, whereby Toymax sold and transferred title to merchandise of Toymax having a fair value of approximately $6.9 million in exchange for approximately $8.7 million in trade credits. In March, 2002, the total remaining net asset balance of approximately $4.0 million which is not expected to be utilized as a result of the acquisition by JAKKS, was expensed.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Toymax is exposed to certain market risks, which arise from transactions entered into in the normal course of business. Toymax’s primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

Interest Rate Risk

      The interest payable on Toymax’s revolving line-of-credit is variable based on LIBOR and/or the prime rates in the United States and Hong Kong, and therefore, affected by changes in market interest rates. Toymax does not use derivative financial instruments.

Foreign Currency Risk

      While the Toymax product purchases are transacted in United States dollars, most transactions among the suppliers and subcontractors of Jauntiway Investments Limited, an OEM toy manufacturer that has been Toymax’s most important manufacturer since inception, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on Toymax’s cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to Toymax of the products manufactured in China, and thereby have a negative impact on Toymax.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements and Financial Statement Exhibits are listed in Item 14 and are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our directors and executive officers are as follows:

Name	Age	Positions with the Company

Jack Friedman	62	Chief Executive Officer
Stephen G. Berman	36	President, Secretary and Director
Joel M. Bennett	40	Chief Financial Officer
Dan Almagor	49	Director
David C. Blatte	37	Director
Robert E. Glick	55	Director
Joel Handel	66	Director
Michael G. Miller	53	Director
Murray L. Skala	55	Director

      Jack Friedman has been our Chief Executive Officer since March 2002 and has been the Chairman, Chief Executive Officer and director of JAKKS since co-founding JAKKS with Mr. Berman in January 1995. From January 1989 until January 1995, Mr. Friedman was Chief Executive Officer, President and a director of THQ. From 1970 to 1989, Mr. Friedman was President and Chief Operating Officer of LJN Toys, Ltd., a toy and software company. After LJN was acquired by MCA/ Universal, Inc. in 1986, Mr. Friedman continued as President until his departure in late 1988.

      Stephen G. Berman has been our President since March 2002 and has been the President, Chief Operating Officer, Secretary and one of the directors of JAKKS since co-founding JAKKS with Mr. Friedman in January 1995. From October 1991 to August 1995, Mr. Berman was a Vice President and Managing Director of THQ International, Inc., a subsidiary of THQ. From 1988 to 1991, he was President and an owner of Balanced Approach, Inc., a distributor of personal fitness products and services.

      Joel M. Bennett has been our Chief Financial Officer since March 2002. Since September 1995, he has been the Chief Financial Officer of JAKKS and was given the additional title of Executive Vice President of JAKKS in May 2000. From August 1993 to September 1995, he served in several financial management capacities at Time Warner Entertainment Company, L.P., including as Controller of Warner Brothers Consumer Products Worldwide Merchandising and Interactive Entertainment. From June 1991 to August 1993, Mr. Bennett was Vice President and Chief Financial Officer of TTI Technologies, Inc., a direct-mail computer hardware and software distribution company. From 1986 to June 1991, Mr. Bennett held various financial management positions at The Walt Disney Company, including Senior Manager of Finance for its international television syndication and production division. Mr. Bennett holds a Master of Business Administration degree and is a Certified Public Accountant.

      Dan Almagor has been a director of Toymax since July 2001. Mr. Almagor has been the Chairman and Executive Partner of ACG International, Inc., a company which serves as director and advisor to For-

tune 1000 and privately-held companies, since 1989. Mr. Almagor has also served as Chairman and Chief Executive Officer for several public and privately-held companies.

      David C. Blatte has been one of our directors since March 2002. From January 1993 to May 2000, Mr. Blatte was a Senior Vice President in the specialty retail group of the investment banking division of Donaldson, Lufkin and Jenrette Securities Corporation. Since May 2000, Mr. Blatte has been a principal in Catterton Partners, a private equity fund. Mr. Blatte is a director of JAKKS and Case Logic, Inc., a privately-held consumer products company.

      Robert E. Glick has been one of our directors since March 2002. For more than 20 years, Mr. Glick has been an officer, director and principal stockholder in a number of privately-held companies which manufacture and market women’s apparel. Mr. Glick is a director of JAKKS.

      Joel Handel has been a director of Toymax since October 1997. Mr. Handel was a partner in the law firm of Baer Marks & Upham LLP, which served as counsel to the Company, from 1968 to December 2001. Mr. Handel has been a partner in the law firm of Brown Raysman Millstein Felder & Steiner LLP, which serves as counsel to the Company, since January 2002. From April 1987 through March 1997, Mr. Handel was a member of the Board of Directors of Tyco Toys, Inc., a company for which Baer Marks & Upham LLP also served as counsel. Mr. Handel is presently involved in a pending personal bankruptcy action.

      Michael G. Miller has been one of our directors since March 2002. From 1979 until May 1998, Mr. Miller was President and a director of several privately-held affiliated companies, including a list brokerage and list management consulting firm, a database management consulting firm, and a direct mail graphic and creative design firm. Mr. Miller’s interests in such companies were sold in May 1998. Since 1991, he has been President of an advertising company. Mr. Miller is a director of JAKKS.

      Murray L. Skala has been one of our directors since March 2002. Since 1976, Mr. Skala has been a partner of the law firm Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our general counsel. Mr. Skala is a director of JAKKS and Traffix, Inc., a publicly-held company in the business of telecommunications services and entertainment.

      Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Committees of the Board of Directors

      We have an Audit Committee, and a Compensation Committee. The Board does not have a Nominating Committee and performs the functions of a Nominating Committee itself.

      Audit Committee. The primary functions of the Audit Committee are to select or to recommend to our Board the selection of outside auditors; to monitor our relationships with our outside auditors and their interaction with our management in order to ensure their independence and objectivity; to review, and to assess the scope and quality of, our outside auditor’s services, including the audit of our annual financial statements; to review our financial management and accounting procedures; and to review our financial statements with our management and outside auditors. Messrs. Blatte, Glick and Miller are the current members of the Audit Committee.

      Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives and compensation. Messrs. Blatte, Glick and Miller are the current members of the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

      To the best of our knowledge, all Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) of the Exchange Act during or with respect to the fiscal year ended March 31, 2002 were filed on a timely basis.

Item 11.     Executive Compensation

      We do not pay any compensation to our Named Officers because our Named Officers are also Named Officers of JAKKS and each Named Officer receives his compensation from JAKKS in connection with his duties as a Named Officer of JAKKS.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table furnishes information concerning all persons known to beneficially own 5% or more of Toymax common stock as of June 18, 2002.

	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner	Owned	Class

JAKKS Pacific, Inc.	8,232,819	66.8%
22619 Pacific Coast Highway Malibu, California 90265

Item 13.     Certain Relationships and Related Transactions

      The following table furnishes information concerning the ownership by directors, officers and directors and officers as a group of Toymax common stock as of June 18, 2002.

	Shares
	Beneficially	Percent of
Name and Address of Beneficial Owner(1)	Owned	Class

Jack Friedman(2)(3)	0	*
Stephen G. Berman(2)(3)	0	*
Joel M. Bennett(2)	0	*
David C. Blatte(3)	0	*
Robert E. Glick(3)	0	*
Michael G. Miller(3)	0	*
Murray L. Skala(3)	0	*
Joel Handel(3)(4)	73,476	*
Dan Almagor(3)(5)	30,000	*
Directors and officers as a group (9 persons)	103,476	*

(1)	The address of Toymax’s directors is 22619 Pacific Coast Highway, Malibu, California 90265.

(2)	Serves as an executive officer of Toymax. None of Toymax’s executive officers own Toymax stock or have employment agreements with Toymax. All of Toymax’s executive officers are executive officers of JAKKS and have employment agreements with JAKKS.

(3)	Serves as a director of Toymax.

(4)	Includes 73,476 options that will become exercisable upon the earlier of the effective date of the merger and September 30, 2002.

(5)	Includes 30,000 options that will become exercisable upon the earlier of the effective date of the merger and September 30, 2002.

*	Represents less than 1%.

      JAKKS owns approximately 66.8% of Toymax’s common stock. JAKKS also controls the Toymax board of directors with six members of the Toymax board of directors also being members of the JAKKS board of directors and/or officers of JAKKS. Those six individuals owe fiduciary duties to JAKKS and its stockholders and each of them also owns securities of JAKKS.

      Joel Handel, one of Toymax’s directors who is not an employee, director or officer of JAKKS, is a partner in the law firm of Brown Raysman Millstein Felder & Steiner, LLP which provided approximately $905,540 of legal services to Toymax during Toymax’s fiscal year ended March 31, 2002.

      Dan Almagor, one of Toymax’s directors who is not an employee, director or officer of JAKKS, is a principal in an investment banking firm that received approximately $700,000 from Toymax for services rendered thereby in connection with the stock purchase agreement and which firm is entitled to receive an additional approximately $300,000 from Toymax upon completion of the merger.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

Page

1.	Financial Statements
	Report of independent certified public accountants	F-2
Consolidated financial statements:
	Balance sheets as of March 31, 2000 and 2001	F-3
	Statements of operations for the three years in the period ended March 31, 2001	F-4
	Statements of stockholders’ equity for the three years in the period ended March 31, 2001	F-5
	Statements of cash flows for the three years in the period ended March 31, 2001	F-6
	Notes to consolidated financial statements	F-7
2.	Financial Statement Schedules
	Report of independent certified public accountants on the Financial Statement Schedule	S-1
	Schedule — Valuation and Qualifying Accounts for the three years in the period ended March 31, 2001	S-2

3. Exhibits

      The following Exhibits are filed herewith and made a part hereof:

##2.1	First Amendment to Asset Purchase Agreement dated April 5, 2000 between the Company, Funnoodle (H.K.) Limited and Kidpower Inc. and James P. O’Rourke.
*3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant.
*3.1(b)	Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
*3.2	By-Laws of the Registrant.
*4.1	Specimen Stock Certificate for shares of Common Stock.
*4.2	Form of Representative’s Warrant Agreement including Form of Redeemable Warrant Certificate.
####4.3	Amended and Restated 1997 Stock Option Plan.
*10.1	Form of 1997 Stock Option Plan.
*10.2	Executive Bonus Plan.
*10.3(a)	Agreement of Lease of the Company’s offices at 125 E. Bethpage Road, Plainview, New York.
****10.3(b)	Amendment to Lease of the Company’s offices at 125 E. Bethpage Road, Plainview, New York.

##10.4	Lease of the Company’s showroom at 200 Fifth Avenue, New York, New York.
#10.5	Tenancy Agreement between Petergrand Limited and Toymax (H.K.) Limited for the Company’s showroom at Concordia Plaza, No. 1 Science Museum Road, Tsimshatsui East, Kowloon, Hong Kong.
*10.6(a)	Agency Agreement dated April 1, 1997, between the Company and Tai Nam.
****10.6(b)	Second Amendment to the Agency Agreement dated April 1, 1999, between the Company and Tai Nam.
***10.7(a)	Credit Facility Agreement dated February 3, 1999 between the Company and State Street Bank and Trust Company and Congress Talcott Corporation.
*10.8	Security Agreement with State Street dated June 17, 1997.
*10.9(a)	Factoring Agreement dated June 4, 1991 between the Company and Congress Talcott Corporation, as amended.
##10.9(b)	Amendment to the Collection Factoring Agreement between the Company and The CIT Group/ Commercial Services, Inc.
*10.11	Form of Employment Agreement with Steven Lebensfeld.
10.11(a)	Amended and Restated Employment Agreement with Steven A. Lebensfeld, dated January 1, 2000.
*10.12	Form of Employment Agreement with Harvey Goldberg.
10.12(a)	Amended and Restated Employment Agreement with Harvey Goldberg, dated January 1, 2000.
*10.13	Form of Employment Agreement with Kenneth Price.
10.13(a)	Amended and Restated Employment Agreement with Kenneth Price, dated January 1, 2000.
10.13(b)	Modification of Employment Agreement with Kenneth Price, dated February 16, 2000.
*10.14	Form of Employment Agreement with Carmine Russo.
10.14(a)	Amended and Restated Employment Agreement with Carmine Russo, dated January 1, 2000.
10.14(b)	Amended and Restated Employment Agreement with Carmine Russo, dated February 16, 2000.
**10.15	Form of Employment Agreement with Andrew Stein.
**10.16	Form of Employment Agreement with William A. Johnson, Jr.
10.16(a)	Amended and Restated Employment Agreement with William A. Johnson, Jr., dated January 1, 2000.
*10.17(a)	Form of Manufacturing Agreement between the Company, Tai Nam and Jauntiway.
****10.17(b)	Amendment to Manufacturing Agreement dated April 1, 1999, between the Company, Tai Nam and Jauntiway.
*10.18	Form of Amendment to Agency Agreement between the Company and Tai Nam.
#10.19	Management Agreement made as of November 30, 1999, between Sun Master Investment Limited and Kidpower, Inc.
##10.20	Form of Employment Agreement with Barry Shapiro.
##10.21	Agency Agreement dated March 24, 2000, between Monogram International Inc., Monogram Products (H.K.) Limited and Tai Nam.
##10.22	First Addendum to Loan Agreement, dated March 28, 2000, by and among Monogram Acquisition, Inc., Monogram Acquisition 1, LLC and SunTrust Bank, joined by the Company.
##10.23	Receivables Servicing Agreement dated, April 28, 2000 between Funnoodle (H.K.) Ltd. and Kidpower, Inc., and The CIT Group/ Commercial Services, Inc.

###10.24	Financing Agreement dated, December 27, 2000, among Toymax Inc. Go Fly A Kite, Inc., Monogram International, Inc. and Funnoodle, Inc. and The CIT Group/ Commercial Services, Inc. and Fleet Capital Corporation.
##21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Independent Certified Public Accountants (Filed herewith)

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-33409).

**	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

***	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

#	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

##	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2000.

###	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

####	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-54522).

      (b) Reports on Form 8-K

      We filed a Current Report on Form 8-K on the following dates: (i) February 19, 2002, announcing the sale of our Monogram subsidiaries to V2 Development Company Ltd, (ii) February 22, 2002 announcing the merger with JAKKS and the sale of our common stock by certain principal stockholders and (iii) March 19, 2002, announcing JAKKS acquiring control of our company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOYMAX INTERNATIONAL, INC.
(Registrant)

By:	/s/ JACK FRIEDMAN

Jack Friedman
Chief Executive Officer

Dated: June 28, 2002

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK FRIEDMAN Jack Friedman	Chief Executive Officer and Director	June 28, 2002

/s/ STEPHEN G. BERMAN Stephen G. Berman	President and Director	June 28, 2002

/s/ JOEL M. BENNETT Joel M. Bennett	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 28, 2002

/s/ DAN ALMAGOR Dan Almagor	Director	June 28, 2002

/s/ DAVID C. BLATTE David C. Blatte	Director	June 28, 2002

/s/ ROBERT E. GLICK Robert E. Glick	Director	June 28, 2002

/s/ JOEL M. HANDEL Joel M. Handel	Director	June 28, 2002

/s/ MICHAEL G. MILLER Michael G. Miller	Director	June 28, 2002

/s/ MURRAY L. SKALA Murray L. Skala	Director	June 28, 2002

INDEX TO FINANCIAL EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS OF TOYMAX INTERNATIONAL INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Toymax International, Inc.

      We have audited the accompanying consolidated balance sheets of Toymax International, Inc. and Subsidiaries as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toymax International, Inc. and Subsidiaries at March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York
May 8, 2002

TOYMAX INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2001	2002

Assets
Current:
Cash and cash equivalents	$1,718,754	$940,136
Due from Factor	9,241,280	9,084,009
Accounts receivable, less allowance for possible losses of $476,000 and $341,000	6,668,456	3,750,699
Inventories	9,220,010	8,954,348
Prepaid expenses and other current assets	3,526,569	1,233,352
Assets of discontinued operations	4,917,113	—
Income tax refunds receivable	2,236,624	2,405,741
Deferred income taxes	1,966,948	648,612

Total current assets	39,495,754	27,016,897

Property and equipment, net	4,805,925	1,533,625
Property, equipment and other assets of discontinued operations, net	894,868	—
Deferred income taxes	2,168,509	10,470,003
Goodwill, net of accumulated amortization of $1,984,367	14,497,309	15,739,482
Other assets	7,225,227	1,045,984

	$69,087,592	$55,805,991

Liabilities and Stockholders’ Equity
Current:
Bank credit facility	$9,971,578	$—
Accounts payable	7,290,912	6,643,487
Accrued expenses	3,649,697	6,203,858
Accrued rebates and allowances	2,490,481	11,234,533
Due to affiliates	6,273,154	13,404,492
Current portion of long-term obligations	27,926	14,790
Current liabilities of discontinued operations	1,090,704	406,555
Income taxes payable	1,008,062	3,262,417

Total current liabilities	31,802,514	41,170,132

Long-term obligations	1,211,566	—
Total liabilities	33,014,080	41,170,132

Minority interest	479,882	—

Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.01 per share; 5,000,000 shares authorized; none outstanding	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 12,166,441 and 12,316,241 shares issued	121,664	123,162
Additional paid-in capital	27,144,942	30,079,944
Retained earnings (deficit)	8,520,065	(15,341,692)
Treasury stock, 35,000 and 66,200 shares at cost	(177,889)	(210,403)
Accumulated other comprehensive income	(15,152)	(15,152)

Total stockholders’ equity	35,593,630	14,635,859

	$69,087,592	$55,805,991

See accompanying notes to consolidated financial statements.

TOYMAX INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2000	2001	2002

Net sales	$109,864,677	$115,151,485	$94,852,252

Costs and expenses
Cost of goods sold	75,516,553	72,769,988	71,424,452
Selling and administrative (including restructuring charges in 2002 of $15,600,000)	38,220,075	37,718,929	49,760,442

	113,736,628	110,488,917	121,184,894

Operating income (loss)	(3,871,951)	4,662,568	(26,332,642)

Other income (expenses):
Other income, net	853,041	567,065	349,071
Interest income	533,933	247,883	157,188
Interest expense	(1,069,742)	(1,133,129)	(1,135,391)
Equity in income (loss) of joint venture	289,768	(699,500)	—
Write-off of investment in and advances to joint venture	—	(1,859,906)	—
Finance charges	(709,127)	(668,925)	(963,877)

	(102,127)	(3,546,512)	(1,593,009)

Income (loss) before income tax expense (benefit)	(3,974,078)	1,116,056	(27,925,651)
Income tax expense (benefit)	(2,206,877)	1,087,477	(7,499,176)

Income (loss) from continuing operations	(1,767,201)	28,579	(20,426,475)
Loss from discontinued operations	(134,159)	(9,776,209)	(3,935,282)
Gain on disposal of discontinued operations	—	—	500,000

Net loss	$(1,901,360)	$(9,747,630)	$(23,861,757)

Basic and diluted loss per share from:
Continuing operations	$(0.17)	$—	$(1.69)
Discontinued operations	(0.01)	(0.86)	(0.28)

Basic and diluted loss per share	$(0.18)	$(0.86)	$(1.97)

Shares used in computing basic and diluted loss per share:	10,596,677	11,280,804	12,116,843

See accompanying notes to consolidated financial statements.

TOYMAX INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Total
Three Years Ended			Paid-in	Retained	Treasury	Comprehensive	Stockholders’
March 31, 2002	Shares	Amount	Capital	Earnings	Stock	Loss	Equity

Balance, April 1, 1999	10,605,000	$106,050	$23,059,355	$20,169,055	$—	$(15,152)	$43,319,308
Issuance of common stock purchase warrants	—	—	61,201	—	—	—	61,201
Issuance of common stock	28,108	281	(281)	—	—	—	0
Purchase of treasury stock	—	—	—	—	(177,889)	—	(177,889)
Net loss	—	—	—	(1,901,360)	—	—	(1,901,360)

Balance, March 31, 2000	10,633,108	106,331	23,120,275	18,267,695	(177,889)	(15,152)	41,301,260
Issuance of common stock	1,533,333	15,333	4,024,667	—	—	—	4,040,000
Net loss	—	—	—	(9,747,630)	—	—	(9,747,630)

Balance, March 31, 2001	12,166,441	121,664	27,144,942	8,520,065	(177,889)	(15,152)	35,593,630
Issuance of common stock	149,800	1,498	235,002	—	—	—	236,500
Purchase of treasury stock	—	—	—	—	(32,514)	—	(32,514)
Stock option compensation	—	—	2,700,000	—	—	—	2,700,000
Net loss	—	—	—	(23,861,757)	—	—	(23,861,757)

Balance, March 31, 2002	12,316,241	$123,162	$30,079,944	$(15,341,692)	$(210,403)	$(15,152)	$14,635,859

See accompanying notes to consolidated financial statements.

TOYMAX INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(1,901,360)	$(9,747,630)	$(23,861,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,370,271	5,599,269	2,732,313
Minority interest	—	(474,547)	(479,882)
Bad debts	53,749	364,966	355,768
Equity in unconsolidated joint venture	(289,768)	699,500	—
Non-cash compensation	61,201	—	2,700,000
Write-off of barter credits	—	—	3,973,624
Non-cash revenue — barter credits	(377,433)	—	—
Loss on disposal and write-off of property and equipment	28,054	—	4,580,311
Loss on impairment of asset valuation and write-off of investment and advances to joint venture	—	7,123,153	—
Changes in deferred income taxes	(702,140)	(551,000)	(6,983,158)
Changes in operating assets and liabilities:
Due from Factor and accounts receivable	(9,601,301)	9,206,230	4,689,024
Due to/from affiliates	1,646,936	1,678,287	(4,206,353)
Inventories	(1,712,620)	860,288	1,996,484
Prepaid expenses and other	(803,480)	(696,585)	6,006,565
Income tax refunds receivable	(1,843,533)	641,266	(169,117)
Accounts payable and accruals	10,164,566	(12,784,638)	8,755,073
Income taxes payable	(112,373)	(252,589)	2,254,355

Net cash provided by (used in) operating activities (continuing and discontinuing)	(1,019,231)	1,665,970	2,343,250

Cash flows from investing activities:
Acquisition of property and equipment	(3,997,858)	(2,997,987)	(3,436,658)
Proceeds from disposals of property and equipment	28,661	—	—
Business acquisitions, investments and advances	(19,316,841)	(2,587,808)	(1,242,173)

Net cash used in investing activities	(23,286,038)	(5,585,795)	(4,678,831)

Cash flows from financing activities:
Increase (decrease) in bank credit facility	10,620,661	(4,057,466)	(9,971,578)
Increase (decrease) in long-term obligations	(62,707)	552,222	(13,136)
Increase in due to affiliate	—	—	11,337,691
Proceeds from issuance of common stock	—	4,600,000	236,500
Purchase of treasury stock	(177,889)	—	(32,514)

Net cash provided by financing activities	10,380,065	1,094,756	1,556,963

Net decrease in cash and cash equivalents	(13,925,204)	(2,825,069)	(778,618)
Cash and cash equivalents, beginning of year	18,469,027	4,543,823	1,718,754

Cash and cash equivalents, end of year	$4,543,823	$1,718,754	$940,136

Supplemental cash flow information:
Interest paid	$1,222,412	$1,637,562	$1,106,269
Income taxes paid	$992,891	$1,740,812	$97,905

Supplemental disclosures of non-cash activities:
Issuance of common stock for license rights and services	$—	$494,429	$—
Capital leases entered into during the year	$64,754	$—	$—

See accompanying notes to consolidated financial statements.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000, 2001 and 2002

1.     Organization and Summary of Significant Accounting Policies

      On February 10, 2002, the Company entered into two agreements with Jakks Pacific Inc. (“Jakks”) for Jakks to acquire all of the outstanding shares of the Company. In a two-step transaction, Jakks acquired approximately 66% of the Company’s outstanding shares from the Company’s principal shareholders pursuant to a stock purchase agreement effective March 11, 2002, and then will acquire the remainder pursuant to a definitive merger agreement that is subject to stockholder approval. For all Company shares, Jakks will pay $4.50 per share consisting of $3 per share in cash and the remainder in shares valued at $1.50 each.

      The financial statements do not reflect any adjustments related to a step-up in valuation or other adjustments related to the change in control.

     Principles of consolidation

      The consolidated financial statements include the accounts of Toymax International, Inc. (“Toymax” and the “Company”) and its subsidiaries after elimination of intercompany accounts and transactions.

     Business

      The Company’s operations consist principally of its traditional toy products business and the businesses of its acquired enterprises. The toy products business is conducted by the Company’s subsidiaries, Toymax, Inc. (“TMI”) and Toymax (H.K.) Limited (“Toymax HK”), which are involved in designing, marketing and distributing toy products (collectively with the Yaboom Ltd. joint venture, “Toymax Brands”). The Company’s other ventures include Go Fly A Kite, Inc. (“GFK”), Funnoodle, Inc., and Funnoodle (H.K.) Limited (together with Funnoodle (H.K.) Limited, “Funnoodle”, formerly Sun Master Investment Limited) (collectively “Toymax Enterprises”). GFK and Funnoodle were formed to acquire the businesses described in Note 3.

      Effective November 30, 2001, the Company sold the net assets of Monogram International, Inc. and Monogram Products (H.K.) Limited (collectively “Monogram”) and the Candy Planet division of TMI to an entity controlled by David Chu, the former chairman of the Company for $2.25 million. In March 2002, the Company, in connection with its restructuring (Note 2), abandoned the operations of Maxverse Interactive, Inc. (“Maxverse”). Accordingly, the financial statements have been adjusted to reflect Monogram, Candy Planet and Maxverse as discontinued operations (Note 16).

     Cash and cash equivalents

      Cash and cash equivalents includes investments with original maturities of three months or less at the date of acquisition. Such investments, consisting primarily of investments in commercial paper, are stated at cost, which approximates market value, and amounted to approximately $0.6 million and $0.3 million at March 31, 2001 and 2002, respectively.

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

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are amortized by the straight-line method over the shorter of their economic lives or the terms of the leases.

     Translation of foreign currency financial statements

      Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income or loss. Substantially all of the Company’s foreign subsidiaries are located in Hong Kong. Since the value of the Hong Kong dollar has been tied to the value of the United States dollar, foreign currency fluctuations have been eliminated.

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

     Shipping and handling costs

      The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issued Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs,” which was effective in the Company’s fourth quarter of fiscal 2001. The Company reclassified income from freight charges to customers to “Net sales” and warehousing , shipping and handling costs to “Cost of goods sold.” Such costs, net of the related revenue, were historically included in “Selling, general and administrative” expenses.

     Advertising

      Advertising costs are charged to operations as incurred and were approximately $13.3 million, $9.5 million and $8.1 million for the years ended March 31, 2000, 2001 and 2002, respectively.

      Advertising costs associated with customer benefit programs are accrued as the related revenues are recognized and reflected in “Net sales.”

     Royalties

      Minimum guaranteed royalties, as well as royalties in excess of minimum guarantees, are expensed based on the sales of related products. The realizability of minimum guaranteed royalties paid is evaluated by the Company based on the projected sales of the related products.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Research and development expenses

      Research and development expenses are charged to operations as incurred and are included in selling and administrative expenses. Research and development expenses for the years ended March 31, 2000, 2001 and 2002 were approximately $4.2 million, $3.4 million and $3.7 million, respectively.

     Fair value of financial instruments

      The carrying amounts of certain financial instruments, including cash, due from Factor, accounts receivable, accounts payable and bank obligations, approximate fair value as of March 31, 2001 and March 31, 2002 because of the relatively short-term maturity of these instruments. Fair value of the amounts due to or from affiliates cannot be readily determined because of the nature of the terms.

     Accounting for the impairment of long-lived assets

      Long-lived assets, which include goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In fiscal 2001, the Company recognized an impairment loss of approximately $1.9 million related to the valuation of goodwill and the investment in and advances to the Company’s joint venture. See Note 2 for impairment charges recorded in connection with the Company’s restructuring.

     Goodwill

      Goodwill represents the excess purchase price paid over the fair market value of the net assets of the acquired company. Goodwill was amortized over 10-15 years on a straight-line basis prior to April 1, 2001. Commencing fiscal 2002, amortization of goodwill ceased in accordance with by Statement of Financial Accounting Standards (“SFAS”) No. 142.

      The carrying value of goodwill is based on management’s current assessment of recoverability. Management evaluates recoverability using both objective and subjective factors. Objective factors include management’s best estimates of projected future earnings, cash flows and analysis of historical and recent sales and earnings trends. Subjective factors include competitive analysis and the Company’s strategic focus.

     Earnings (loss) per share

      Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

      Options and warrants to purchase an aggregate of 2,738,620, 2,393,545 and 2,097,910 shares of common stock were outstanding at March 31, 2000, 2001 and 2002, respectively, at exercise prices ranging from $3.75 to $10.20 per share in fiscal 2000, $1.34 to $8.63 per share in fiscal 2001, and $0.94 to $8.63 in fiscal 2002. Such options and warrants are not included in the computation of diluted earnings per share because they are anti-dilutive (Note 11).

     Accounting for stock based compensation

      The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of the net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation.”

      The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” FIN No. 44 clarifies the application of APB No. 25 for the accounting consequences of various modifications of the terms of a previously fixed stock option. Significant modifications to the option terms could cause a charge to compensation as the options are treated as variable options.

     Use of estimates

      The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable and accrued rebates and allowances and the realizability of goodwill. Actual results could differ from those and other estimates.

     Concentration of credit risks

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances deposited in financial institutions which exceed FDIC insurance limits, receivables due from Factor and accounts receivable not sold to a factor.

      The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers’ historical trends and other information. See Note 13 for information relating to the concentration of sales to major customers.

     Comprehensive loss

      Comprehensive loss refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net loss, as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s comprehensive loss is comprised of foreign currency translation adjustments. The comprehensive loss for the three years ended March 31, 2002 is the same as the reported net loss.

     Recent Accounting Standards

      The FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Intangible Assets” in June 2001. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria of SFAS No. 141.

      In April 2001, the Company elected to adopt SFAS No. 142. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

      The Company’s previous business combinations were accounted for using the purchase method and as of April 1, 2001, the net carrying amount of goodwill from prior purchase transactions was approximately $14.5 million. Annual amortization of this amount, which ceased effective April 1, 2001, amounted to approximately $1.5 million.

      The effect of adoption of SFAS No. 142 on the reported net loss for prior periods are as follows:

	For the Year Ended March 31,

	2000	2001	2002

Reported net loss	$(1,901,360)	$(9,747,630)	$(23,861,757)
Amortization of goodwill, net of tax effect	638,666	1,114,111	—

Net loss, as adjusted	$(1,262,694)	$(8,633,519)	$(23,861,757)

Basic and diluted earnings per share:
Reported net loss	$(0.18)	$(0.86)	$(1.97)
Amortization of goodwill	.06	.10	—

Basic and diluted earnings per share, as adjusted	$(0.12)	$(0.76)	$(1.97)

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 18, 2002. The adoption of this statement will have no material impact on the financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company has elected to early adopt SFAS No. 144 in the current fiscal year in connection with its discontinued operations (Note 16).

     Reclassifications

      Certain March 31, 2000 and 2001 amounts were reclassified to conform to the March 31, 2002 presentation.

2.     Restructuring

      On March 11, 2002 Jakks Pacific, Inc. acquired approximately 66% of the Company (Note 1). In connection with that acquisition, the Company began a plan of reorganization. Included in selling and administrative expenses is approximately $15.6 million of restructuring charges.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the restructuring charge for the year ended March 31, 2002 is as follows:

March 31, 2002

Facility closure costs	$842,000
Employee termination benefits	1,400,000
Impairment of fixed assets (Note 5)	2,263,000
Barter credit write-off (Note 6)	3,974,000
Stock option compensation (Note 11)	2,700,000
Termination of agreements	2,200,000
Other	2,221,000

$15,600,000

      As a result of the acquisition, the Company terminated certain of its employees, giving stay bonuses and severance packages to 20 of its employees.

      As a result of the acquisition, the Company terminated various license agreements and its factor agreement resulting in a charge. The Company also accrued for minimum guarantees for royalties associated with discontinued product lines. Included in accrued liabilities is approximately $3.6 million related to the restructuring charge, of which approximately $2.8 million is expected to be paid within the next six months. The remaining $0.8 million related to the facility lease, will be paid over the lease term expiring in April 2004.

3.     Business Acquisitions and Joint Ventures

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

      In November 1999, the Company acquired the Funnoodle product line from Kidpower, Inc. (“Kidpower”), pursuant to an asset purchase agreement dated October 25, 1999. The Funnoodle product line is a highly recognized consumer brand of pool and backyard water recreational products which include the original Funnoodle® water toys, floating pool mats, lawn sprinkler toys and exercise mats. The consideration for the acquisition was $8.7 million paid in cash at the closing, the assumption of certain commitments of Kidpower in an amount of $500,000, plus up to $7.0 million payable to Kidpower after the closing if certain contingencies occur through October 31, 2002. The Company recorded approximately $8.1 million of goodwill for the excess of the total purchase price over the fair value of the net assets acquired. The funding for the acquisition was out of the working capital of the Company. Based on the occurrence of certain contingencies contained in the acquisition agreement, the Company recorded and paid approximately $3.8 million as additional goodwill through fiscal 2002.

      In connection with the Funnoodle acquisition, the Company entered into a management services agreement dated November 30, 1999 with Kidpower (the “Kidpower Management Agreement”). Pursuant to the Kidpower Management Agreement, Kidpower will manage the day-to-day operations with respect to the Funnoodle product line. Pursuant to the Kidpower Management Agreement, a management fee of seven percent (7%) of the cost of all finished goods with respect to the Funnoodle product line is payable to

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kidpower. The Kidpower Management Agreement, which has an initial term through November 15, 2002, is subject to termination or renewal on an annual basis at the Company’s option. In August 2001, the Company terminated the Kidpower Management Agreement.

      In October 1999, the Company and a private investor formed Yaboom Ltd. (“Yaboom”), a joint venture. The Company’s investment in Yaboom includes $1.0 million for the equity ownership and $1.1 million in non-interest bearing advances. Yaboom was formed to develop, manufacture and market innovative high-tech consumer products, which incorporate music and other intellectual property rights from popular recording artists. Under the terms of the joint venture, the Company, through a wholly-owned Hong Kong subsidiary, and the private investor each own fifty percent of Yaboom. The Company has accounted for the joint venture using the equity method and intends to permanently reinvest the earnings derived from the joint venture. Based on the uncertainty of the operations, the Company recognized an impairment in the value of the goodwill and investment in and advances to Yaboom of approximately $1.9 million in fiscal 2001. The equity investment had no value at March 31, 2001 and 2002.

4.     Due From Factor and Accounts Receivable

      In the normal course of business, TMI and Funnoodle sell substantially all of their accounts receivable, without recourse, to the CIT Group, Inc. (the “Factor”), and receive payment from the Factor when the accounts are collected.

      Effective April 1, 2002, the factoring agreement was terminated.

      Accounts receivable consists mainly of sales not factored and amounts charged back by the Factor as a result of disputes primarily relating to unearned discounts and damaged shipments, net of allowances for possible losses.

5.     Property and Equipment

      Property and equipment consists of:

	March 31,
			Estimated
	2001	2002	Useful Lives

Machinery, equipment and molds	$14,829,209	$17,859,717	2-5
Furniture and fixtures	593,854	610,027	5
Leasehold improvements	1,067,038	1,059,754	2-8

	16,490,101	19,529,498
Less: Accumulated depreciation and amortization	11,684,176	17,995,873

	$4,805,925	$1,533,625

      Depreciation and amortization of property and equipment charged to operations were approximately $2.7 million, $3.5 million and $2.7 million in 2000, 2001 and 2002, respectively. The Company recorded an impairment charge of $2.3 million on molds and other fixed assets that will not be utilized as a result of the acquisition by Jakks (Note 2).

6.     Prepaid Expenses and Other Current Assets

      In December 1998 and April 1999, the Company entered into agreements with a broker of media advertising, whereby the Company through the Toymax Brands segment sold and transferred title to merchandise of the Company having a fair value of approximately $6.9 million in exchange for approximately $8.7 million in trade credits. The Company recorded a gross margin on this transaction of approximately

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.2 million. The Company expensed the net remaining prepaid advertising of approximately $4.0 million in March 2002 which is not expected to be utilized as a result of the acquisition by Jakks, which historically has not used this type of advertising program (Note 2).

7.     Bank Credit Facility

      In December 2000, the Company replaced the Toymax Inc. (“TMI”) and Go Fly A Kite, Inc. (“GFK”) subsidiaries’ existing $30.0 million credit facility and the Funnoodle $5.0 million line of credit with a $40.0 million facility for all of its U.S. based operating subsidiaries. Borrowings, which are subject to availability according to a formula based on eligible accounts receivable and inventory, bear interest at either the lender’s U.S. prime rate or LIBOR plus 2.50%. The credit agreement, which expires in December 2003, is secured by the accounts receivable and inventories of the Company’s domestic subsidiaries, as well as other properties, and is guaranteed by Toymax. The agreement contains certain restrictions relating to limitations on debt, certain investments and the payment of dividends. The Agreement was terminated by mutual consent in March 2002.

      Effective April 2000, the Company’s Toymax HK subsidiary renewed its credit facility with The Hongkong and Shanghai Banking Corporation Limited (“Hongkong Bank”). The facility provides for a clean export loan of $1,000,000 and the acceptance of an export letter of credit guarantee for documents presented with discrepancies of up to approximately $2.3 million. The facility, which is jointly available to the Company’s affiliates in Hong Kong, was terminated by mutual consent in April 2002.

8.     Related Party Transactions

      The former majority stockholder of the Company owns significant interests in several other companies, including Tai Nam Industrial Company Limited (“Tai Nam”) and Jauntiway Investments Limited (“Jauntiway”). TMI and Toymax HK have purchased the majority of their merchandise directly from Tai Nam. The majority of the merchandise is manufactured in the People’s Republic of China (“PRC”) by Jauntiway.

      The Company has significant transactions with Tai Nam. These transactions include purchases of the majority of the Company’s and its subsidiary’s merchandise and certain sales of the subsidiary’s products. Tai Nam has occasionally provided extended payment terms for these purchases.

      Prior to the Jakks acquisition (Note 1), Toymax HK and TMI had an agency agreement with Tai Nam, which provided for an agency fee of 7% on products purchased. The agency agreement also requires Tai Nam to provide all administrative services to Toymax HK.

      In September 1997, the Company entered into a manufacturing agreement with Tai Nam and Jauntiway. This agreement provides, among other things, that the Company shall not be required to provide a letter of credit or other security to Tai Nam or Jauntiway in connection with its purchase orders.

      GFK maintains some raw materials for manufacturing but purchases the majority of its product from manufacturers in the PRC and Taiwan based upon the company’s product specifications. Prior to the Jakks acquisition, Tai Nam acted as GFK’s agent in Hong Kong for all products produced in the PRC pursuant to an agency agreement dated September 1, 2000.

      In April 2000, Funnoodle entered into an agency agreement with Tai Nam, which provides for an agency fee of 7% on products purchased.

      Effective March 11, 2002, all agency agreements were terminated.

      In March 2002, Jakks advanced approximately $11.3 million to the Company on a non-interest bearing basis. The funds were used to retire bank and related party debt.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of balances and transactions with affiliated companies:

	March 31,

	2001	2002

Due to affiliates:
Tai Nam	$6,273,154	$2,066,801
Jakks Pacific, Inc.	—	11,337,691

	Year Ended March 31,

	2000	2001	2002

Purchases from:
Tai Nam	$56,257,427	$52,865,582	$52,418,056

Sales to:
Tai Nam	$475,803	$342,319	$197,557

Mold purchases from:
Tai Nam	$2,275,530	$2,109,445	$2,195,349

Agency fees charged by:
Tai Nam	$3,997,980	$3,443,280	$3,329,346

Reimbursed expenses charged by:
Tai Nam	$1,036,903	$15,066	$164,672

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      The components of income (loss) before income tax expense (benefit) and the related provision for income taxes consist of the following:

	2000	2001	2002

Income (loss) before income taxes:
Hong Kong	$3,614,605	$(926,532)	$1,290,163
U.S.	(7,588,683)	2,042,588	(29,215,814)

	$(3,974,078)	$1,116,056	$(27,925,651)

Income tax expense (benefit):
Current:
Hong Kong	$326,005	$291,251	$398,806
U.S. Federal	(1,700,472)	462,287	(1,008,787)
U.S. State and City	(260,483)	184,938	93,963

	$(1,634,950)	$938,476	$(516,018)

Deferred:
Hong Kong	$82,179	$—	$97,025
U.S. Federal	(601,058)	348,815	(6,913,878)
U.S. State and City	(53,048)	(199,814)	(116,305)

	$(571,927)	$149,001	$(6,983,158)

Income tax expense (benefit)	$(2,206,877)	$1,087,477	$(7,499,176)

      The income tax expense (benefit) varies from the U.S. Federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year Ended March 31,

	2000	2001	2002

Federal income tax expense (benefit), at statutory rate of 34%	$(1,351,187)	$379,459	$(9,494,721)
State income tax expense (benefit), net of federal tax effect	(206,930)	8,625	(81,943)
Increase in deferred tax valuation allowance	—	—	500,000
Non-deductible expenses	48,710	110,900	280,248
Non-cash compensation	—	—	918,000
Effect of differences in U.S. and Hong Kong statutory rates	(820,782)	606,272	379,240
Other	123,312	(17,779)	—

Income tax expense (benefit)	$(2,206,877)	$1,087,477	$(7,499,176)

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets/ (liabilities) are as follows:

	March 31,

	2001	2002

Deferred tax assets:
Current:
Reserve for sales allowances and possible losses	$793,118	$457,466
Inventory	629,320	812,566
Accrued expenses	385,062	671,550
Other	159,448	912,912

	1,966,948	2,854,494

Long term:
Barter credits	—	1,470,241
Design costs	504,280	—
Property and equipment	317,245	303,338
Goodwill, licenses and other intangibles	618,522	327,033
Legal fees-trademarks	501,527	1,442,768
Federal net operating loss carryforwards	—	4,574,551
State net operating loss carryforwards	425,676	941,956

	2,367,250	9,059,887

Total deferred tax assets	4,334,198	11,914,381
Less: Valuation allowance	—	(500,000)
Deferred tax liabilities:
Property and equipment	(198,741)	(295,766)

Net deferred tax assets	$4,135,457	$11,118,615

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

      As of March 31, 2002, the Company has federal and state net operating loss carryforwards of $13.7 million and $31.4 million, respectively, expiring through 2022. Due to the change in control, which occurred during fiscal 2002, utilization of these losses to offset future income may be limited under IRC § 382. A valuation allowance has been recorded related to the limited realization of state net operating loss carryforwards. Based on Jakks ability to use the carryforwards, the Company believes it is more likely than not that these carryforwards will be utilized. Therefore, no further allowance was deemed necessary.

10.     Capital Stock

           Stock Repurchase Program

      In May 1999, the Company announced that its Board of Directors had approved the repurchase of up to $2.0 million of Toymax common stock from time to time on the open market, as well as through private transactions. The timing of the stock repurchases and the total number of shares repurchased will be determined by overall financial and market conditions. The Company’s credit facility restricts it from

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchasing shares of its capital stock in excess of $2.0 million during any fiscal year. As of March 31, 2002, a total of 66,200 shares of Toymax common stock have been repurchased for a total purchase price $210,403.

     Private Placement

      In December 2000, the Company announced the private placement of $4.6 million for the purchase of common stock of Toymax and its subsidiary, Maxverse, had been accepted. Pursuant to the offering, the Company offered units at $300,000 per unit consisting of 100,000 shares of Toymax common stock and 3 million shares of Maxverse, which was developing wireless communication products for children and young adults. Through March 31, 2002, 1,533,333 shares of common stock of Toymax and approximately 46 million shares common stock of the subsidiary had been issued. The Company retains controlling interest in the subsidiary. In March 2002, the Company discontinued the operations of Maxverse (Note 16).

11.     Stock Options and Warrants

      The Stock Option Plan (the “Plan”), which was initiated in fiscal 1998 and amended in January 1999 and 2000, is administered under the direction of the Compensation Committee of the Board of Directors, which has complete discretion to select the optionee and to establish terms and conditions of each option, subject to the provisions of the Plan. A total of 3,500,000 shares of Common Stock were reserved by the Company for issuance upon exercise of stock options granted or which may be granted under the Plan.

      Stock options outstanding have a life of 10 years for non-qualified options and 5 years if the grant is an Incentive Stock Option (the “Incentive Options”), as defined in Section 422 of the Internal Revenue Code. These options may not be exercised more than 10 years after the grant or 5 years if the grant is an Incentive Option to any employee who owns more than 10% of the outstanding voting power of the Company.

      Incentive Options granted may not be less than 100% of the fair market value of the Common Stock as of the date of the grant or 110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding voting power of the Company.

      The following table summarizes information about stock option activity for the years ended March 31, 2000, 2001 and 2002:

		Exercise Price	Weighted
	Option	Range Per	Average
	Shares	Share	Price

Balance, March 31, 1999	716,500	$6.75-$8.63	$8.01

Granted	1,948,625	3.75- 7.94	4.30
Exercised	—	—
Cancelled	(26,150)	5.25- 8.63	7.11

Balance, March 31, 2000	2,638,975	3.75- 8.63	5.28

Granted	311,750	1.34- 2.62	1.38
Exercised	—	—
Cancelled	(656,825)	1.34- 8.63	7.85

Balance, March 31, 2001	2,293,900	1.34- 8.63	4.01

Granted	1,099,000	0.94- 3.75	1.74
Exercised	(149,594)	1.30- 1.82	1.58
Cancelled	(1,245,041)	1.30- 8.63	3.55

Balance, March 31, 2002	1,998,265	$0.94-$8.63	$3.25

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company’s stock option plans had been determined in accordance with the fair value method prescribed in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company’s net earnings and earnings per share would have been:

	Year Ended March 31,

	2000	2001	2002

Net income (loss):
As reported	$(1,901,360)	$(9,747,630)	$(23,861,757)
Pro forma compensation expense, net of tax	(656,150)	(1,457,066)	(1,566,838)

Pro forma	$(2,557,510)	$(11,204,696)	$(25,428,595)

Pro forma earnings (loss) per share:
Basic and diluted	$(0.24)	$(0.99)	$(2.10)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in 2000, 2001 and 2002: dividend yield of 0.00%; risk-free interest rate ranges from 3.97% to 4.81%; an expected life of options ranging from 5 to 10 years for 10-year options and a volatility of 46.5% for the year ended March 31, 2000, 89% for the year ended March 31, 2001 and 100% for the year ended March 31, 2002. The weighted average fair value of options granted was $2.44, $1.09 and $0.91 for the years ended March 31, 2000, 2001 and 2002, respectively.

      The following table summarizes information about stock options outstanding at March 31, 2002:

	Outstanding

Option Price Range	Number of Shares	Weighted Average Exercise Price

$0.94 - $1.30	214,000	$1.25
$1.34 - $1.47	248,100	$1.39
$1.63 - $1.63	7,500	$1.63
$1.82 - $1.82	245,365	$1.82
$2.00 - $2.15	55,000	$2.07
$2.62 - $2.62	10,000	$2.62
$3.75 - $3.75	850,000	$3.75
$5.25 - $5.25	269,800	$5.25
$5.31 - $5.31	50,000	$5.31
$8.63 - $8.63	48,500	$8.63

$0.94 - $8.63	1,998,265	$3.25

      Pursuant to the Stock Purchase Agreement dated February 10, 2002 between Jakks Pacific, Inc. and the Company, the options outstanding on March 11, 2002 were amended to be fully exercisable for a six-month period commencing on the earliest of the effective date of the merger, or its termination, or September 30, 2002. Upon the expiration of the six-month exercise period, the outstanding options will terminate. In accordance with FIN No. 44, the modification of option terms resulted in a $2.7 million charge to operations and a credit to additional paid in capital.

      In conjunction with its initial public offering, the Company issued warrants to the underwriter to purchase 195,750 shares of Common Stock at an exercise price of $10.20 per share. There was no charge to operations

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a result of the issuance of the warrants to the underwriter. In August 1999, the underwriter exercised 106,105 warrants on a cashless basis, resulting in the issuance of an additional 28,108 shares of the Company’s common stock.

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

      Future minimum lease payments under all leases with non-cancelable lease terms in excess of one year are as follows:

	Operating	Capital
Year Ended March 31,	Leases	Leases

2003	$1,117,554	$15,716
2004	1,138,744	—
2005	675,370	—
2006	637,426	—
2007	641,120	—
Thereafter	1,468,589	—

	$5,678,803	$15,716

Less amounts representing interest		926

Present value of capital lease payments		14,790
Less current portion		14,790

Long-term obligation		$0

      Rent expense for the years ended March 31, 2000, 2001 and 2002 was approximately $1.1 million, $1.4 million, and $1.2 million, respectively.

     Royalties

      The Company has certain licensing agreements which involve the payment of royalties based on sales. Royalties for the years ended March 31, 2000, 2001 and 2002 amounted to approximately $6.4 million, $5.6 million and $1.8 million, respectively.

     Executive bonus plan

      The Company’s Executive Bonus Plan (the “Bonus Plan”), is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee determines the key management employees of the Company who will be eligible to participate in the Bonus

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan and the amount, if any, of each participant’s award based on such participant’s performance. The aggregate amount of awards made under the Bonus Plan for a fiscal year may not exceed an amount equal to 15% of the profit of the Company and its designated affiliates for such year (as defined), reduced by 15% of the shareholders’ equity of the Company and such affiliates during such year.

     Litigation

      The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

      In March 2001, George G. Grillo, a product consultant, filed a complaint against the Company as well as against Monogram International, Inc., Monogram Products (H.K.) Ltd., Steven Lebensfeld and David Ki Kwan Chu, in the Supreme Court of the State of New York, County of Suffolk, alleging breach of express and implied contracts, violation of New York State Labor Law, unjust enrichment and unfair competition. The plaintiff seeks monetary damages totaling $280,000 in compensatory damages, $2,500,000 in exemplary damages plus costs and attorney’s fees. The Company, which intends to defend the action vigorously as well as interpose counterclaims, does not believe that the suit will have a material adverse effect on its financial position or results of operations, however, there can be no assurance of the outcome.

      The Company’s federal tax returns for 1992 through 2000 and New York State returns for 1999 through 2001 are under examination. The tax authorities have raised no issues to date that would have a material effect on the financial statements.

13.     Major Customers and Products

      Invoiced sales to Toys “R” US and WalMart accounted for a total of 43%, 36% and 35% of total invoiced sales for the years ended March 31, 2000, 2001 and 2002, respectively.

14.     Employee Benefit Plan

      The Company has a tax deferred retirement savings plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. Eligible participants may contribute a percentage of their compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for matching contributions at TMI’s option. TMI made no contributions for the years ended March 31, 2000, 2001 and 2002.

15.     Segment and Geographic Data

      The Company operates two reportable segments: Toymax Brands (primarily toy products, together with the Yaboom joint venture) and Toymax Enterprises (primarily leisure and recreational products).

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present summarized information about the Company’s operations by different geographic areas (net of consolidating eliminations) as of and for the three years ended March 31, 2002:

		Toymax
Year Ended March 31, 2000	Toymax Brands	Enterprises	Consolidated

Revenues-Net sales	$91,061,966	$18,802,711	$109,864,677
Income (loss) before income tax	(6,269,276)	2,295,198	(3,974,078)
Total assets	45,236,966	43,836,231	89,073,197
Interest income	533,933	—	533,933
Interest expense	(1,067,436)	(2,306)	(1,069,742)
Depreciation and amortization	1,981,742	2,388,529	4,370,271
Capital expenditures	2,941,379	1,056,479	3,997,858

		Toymax
Year Ended March 31, 2001	Toymax Brands	Enterprises	Consolidated

Revenues-Net sales	$85,495,922	$29,655,563	$115,151,485
Income (loss) before income tax	(2,269,190)	3,385,246	1,116,056
Total assets	48,198,647	20,888,945	69,087,592
Interest income	183,106	64,777	247,883
Interest expense	(1,100,503)	(32,626)	(1,133,129)
Depreciation and amortization	2,467,698	3,131,571	5,599,269
Capital expenditures	2,258,409	739,578	2,997,987

		Toymax
Year Ended March 31, 2002	Toymax Brands	Enterprises	Consolidated

Revenues-Net sales	$65,568,667	$29,283,585	$94,852,252
Income (loss) before income tax	(30,651,395)	2,725,744	(27,925,651)
Total assets	26,775,126	29,030,865	55,805,991
Interest income	108,892	48,296	157,188
Interest expense	(1,132,740)	(2,651)	(1,135,391)
Depreciation and amortization	2,201,867	530,446	2,732,313
Capital expenditures	3,116,764	319,894	3,436,658

      The following tables present information about the Company by geographic area as of and for three years ended March 31, 2002:

	Year Ended March 31,

	2000	2001	2002

Long-lived Assets:
United States	$19,754,712	$17,614,988	$11,923,917
Hong Kong	1,340,503	1,688,246	5,349,190

	$21,095,215	$19,303,234	$17,273,107

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,

	2000	2001	2002

Sales by Geographic Area:
United States	$89,473,797	$94,852,985	$81,948,478
Europe	14,027,241	13,159,570	8,172,258
Canada	3,547,750	2,402,269	1,362,834
Hong Kong	940,748	850,419	106,506
Other	1,875,141	3,886,242	3,262,176

	$109,864,677	$115,151,485	$94,852,252

16.     Discontinued Operations

      Effective November 30, 2001, the Company sold the net assets of the Monogram and Candy Planet segments of the business to an entity controlled by David Chu, the former Chairman of the Company’s board of directors, for $2.25 million. A gain of $0.5 million was recognized on the sale.

      In March 2002, the Company decided to abandon and discontinue the operations of Maxverse, which commenced operations in fiscal 2001.

      The results of these operations, which have been classified as discontinued operations in the accompanying financial statements are as follows:

	Year Ended March 31,

	2000	2001	2002

Net sales	$29,899,125	$16,951,272	$7,358,207
Income (loss) before income taxes	349,691	(12,258,343)	(4,762,047)
Income tax expense (benefit)	483,850	(2,007,587)	(346,883)
Minority interest	—	(474,547)	(479,882)

Net loss from discontinued operations	$(134,159)	$(9,776,209)	$(3,935,282)

      As of March 31, 2001, the net assets of discontinued operations were as follows:

Due from factor	$1,933,457
Account receivable	36,307
Inventory	1,730,822
Prepaid expenses and other current assets	1,216,527

Current assets of discontinued operations	4,917,113

Property and equipment	894,868

Total assets of discontinued operations	$5,811,981

Accrued expenses	$1,090,704

Total liabilities of discontinued operations	$1,090,704

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year End

	(In thousands, except per share amounts)
Fiscal Year Ended March 31, 2001
Net sales Operating income (loss)	$21,688	$44,348	$34,601	$14,514	$115,151
Income (loss) before income taxes	1,371	8,099	261	(5,068)	4,663
Net income (loss) from continuing operations	1,021	7,414	(36)	(7,283)	1,116
Net income (loss) from discontinued operations	597	4,869	(155)	(5,283)	28
Net income	(846)	(1,314)	(1,444)	(6,172)	(9,776)
Basic and diluted earnings (loss) per share:	(249)	3,555	(1,599)	(11,455)	(9,748)
Continued operations	$0.06	$0.46	$(0.01)	$(0.44)	$—
Discontinued operations	$(0.08)	$(0.12)	$(0.12)	$(0.51)	$(0.86)
Total	$(0.02)	$0.34	$(0.13)	$(0.95)	$(0.86)

Fiscal Year Ended March 31, 2002
Net sales	$20,008	$39,104	$25,613	$10,127	$94,852
Operating income (loss)	(1,050)	7,130	(7,295)	(25,117)	(26,332)
Income (loss) before income taxes	(1,474)	6,750	(7,630)	(25,572)	(27,926)
Net income (loss) from continuing operations		(984)	5,282	(5,294)	(19,430)
Net income (loss) from discontinued operations	(747)	(444)	(1,110)	(1,634)	(3,935)
Gain on disposal of discontinued operations	—	—	500	—	500
Net income	(1,732)	4,838	(5,904)	(21,064)	(23,862)
Basic and diluted earnings (loss) per share:
Continued operations	$(0.08)	$0.44	$(0.44)	$(1.61)	$(1.69)
Discontinued operations	$(0.06)	$(0.04)	$(0.05)	$(0.13)	$(0.28)
Total	$(0.14)	$0.40	$(0.49)	$(1.74)	$(1.97)

      During the fourth quarter of fiscal 2001, based on continued losses and weak projections for the Company’s Monogram subsidiary and the uncertainty of the operations of the Company’s joint venture, Yaboom, the Company recognized an impairment loss of approximately $7.1 million related to the valuation of goodwill and the investment in and advances to the Company’s joint venture.

      During the fourth quarter of fiscal 2002, the Company had significant adjustments primarily related to the restructuring as a result of the acquisition by Jakks (Note 2). This affected operating income by approximately $15.6 million. The Company also discontinued the operations of Maxverse in the fourth quarter of fiscal 2002 (Note 16). Furthermore, in the fourth quarter the Company provided for $0.4 million for U.S. tax on previously untaxed Hong Kong income.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of

Toymax International, Inc.

      The audits referred to in our report dated May 8, 2002 relating to the consolidated financial statements of Toymax International, Inc. included the audits of the financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

      In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

New York, New York
May 8, 2002

S-1

Toymax International, Inc.

and Subsidiaries

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

THREE YEARS ENDED MARCH 31, 2002

		Additions
		(1)	(2)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other			Balance at End
Description	of Period	Expenses	Accounts		Deductions	of Period

CONSOLIDATED VALUATION RESERVES:
YEAR ENDED MARCH 31, 2000:
Allowance for possible losses	$136,639	$53,749	$200,000	(a)	$110,623	$279,765

YEAR ENDED MARCH 31, 2001:
Allowance for possible losses	$279,765	$364,966	—		$168,944	$475,787

YEAR ENDED MARCH 31, 2002:
Allowance for possible losses	$475,787	$355,768	$(211,823	)(b)	$278,747	$340,985

a)	Acquisition of Monogram International, Inc.

b)	Write-off discontinued operations of Monogram International

S-2