Form 10-Q
period 2002-06-30
TOYMAX INTERNATIONAL INC
filed 2002-08-14
CIK 1044010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 0-23215

TOYMAX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3391313 (I.R.S. Employer Identification No.)

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

Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $.01, 12,316,586 as of August 14, 2002.

TOYMAX INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2002

TOYMAX INTERNATIONAL, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2002	2002

	(*)	(Unaudited)
Assets
Current:
Cash and cash equivalents	$940,136	$5,006,490
Due from Factor	9,084,009	2,774,692
Accounts receivable, less allowance for possible losses of $341,000 and $467,000	3,750,699	13,687,635
Inventories	8,954,348	8,254,462
Prepaid expenses and other current assets	1,233,352	349,704
Income tax refunds receivable	2,405,741	2,424,816
Deferred income taxes	648,612	648,612

Total current assets	27,016,897	33,146,411

Property and equipment, net	1,533,625	1,344,569
Deferred income taxes	10,470,003	10,470,003
Intangible assets, net of amortization of $1,984,367	15,739,482	15,739,482
Other assets	1,045,984	909,181

	$55,805,991	$61,609,646

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,488,433	$23,678,246
Due to affiliates	13,404,492	20,209,670
Current portion of long-term obligations	14,790	12,632
Income taxes payable	3,262,417	2,804,472

Total current liabilities	41,170,132	46,705,020

Total liabilities	41,170,132	46,705,020

Commitments and contingencies
Stockholders’ Equity
Common stock, par value $.01 per share; 50,000,000 shares authorized; 12,316,241 shares issued	123,162	123,162
Additional paid-in capital	30,079,944	30,079,944
Accumulated deficit	(15,341,692)	(15,063,912)
Treasury stock at cost; 66,200 shares	(210,403)	(210,403)
Accumulated other comprehensive income	(15,152)	(24,165)

Total stockholders’ equity	14,635,859	14,904,626

	$55,805,991	$61,609,646

(*)  Derived from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

TOYMAX INTERNATIONAL, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2001	2002

Net sales	$20,007,541	$18,747,922

Costs and expenses
Cost of goods sold	14,653,387	13,174,102
Selling and administrative	6,404,637	5,255,508

	21,058,024	18,429,610

Operating income (loss)	(1,050,483)	318,312

Other income (expenses):
Other income, net	(4,239)	75,037
Interest income	53,002	421
Interest expense	(294,883)	(5,203)
Finance charges	(177,773)	(7,982)

	(423,893)	62,273

Income (loss) before income taxes	(1,474,376)	380,585
Provision (benefit) for income taxes	(489,953)	102,803

Income (loss) from continuing operations	(984,423)	277,782
Loss from discontinued operations	(747,087)	—

Net income (loss)	$(1,731,510)	$277,782

Basic earnings (loss) per share from:
Continuing operations	$(.08)	$.02
Discontinued operations	$(.06)	$—

Basic earnings per share	$(0.14)	$.02

Diluted earnings (loss) per share from:
Continuing operations	$(.08)	$.02
Discontinued operations	$(.06)	$—

Diluted earnings per share	$(0.14)	$.02

Shares used in computing earnings (loss) per share:
Basic	12,131,441	12,131,441

Diluted	12,131,441	12,384,162

See accompanying notes to condensed consolidated financial statements.

TOYMAX INTERNATIONAL, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net income (loss)	$(1,731,510)	$277,782

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	896,414	294,812
Minority interest	(246,096)	—
Bad debts	50,000	—
Changes in operating assets and liabilities:
Due from Factor and accounts receivable	(4,110,342)	(3,627,619)
Inventories	(1,078,743)	699,886
Prepaid expenses and other	(68,128)	1,011,436
Income tax refunds receivable	304,932	(19,075)
Accounts payable and accrued expenses	(188,416)	(810,187)
Due to affiliates	3,423,316	—
Income taxes payable	(620,188)	(457,945)

Net cash used in operating activities	(3,368,761)	(2,630,910)

Cash flows from investing activities:
Acquisition of property and equipment	(754,693)	(105,756)

Net cash used in investing activities	(754,693)	(105,756)

Cash flows from financing activities:
Increase in bank credit facility	3,524,732	—
Decrease in long-term obligations	(10,385)	(2,158)
Increase in due to affiliates	—	6,805,178

Net cash provided by financing activities	3,514,347	6,803,020

Net increase (decrease) in cash and cash equivalents	(609,107)	4,066,354
Cash and cash equivalents, beginning of period	1,718,754	940,136

Cash and cash equivalents, end of period	$1,109,647	$5,006,490

Supplemental cash flow information:
Interest paid	$266,189	$5,202

Income taxes paid	$25,886	$31,992

See accompanying notes to condensed consolidated financial statements.

Toymax International, Inc. and Subsidiaries •
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS •
 June 30, 2001 and 2002

NOTE 1— BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Toymax International, Inc. (“Toymax” or the “Company”) include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the unaudited consolidated financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at March 31, 2002 has been derived from the audited balance sheet at that date. It is suggested that these condensed consolidated financial statements, which are presented in U.S. Dollars, be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended March 31, 2002. The Company follows the same accounting policies in preparation of interim reports. The results of operations and financial position for interim periods are not necessarily indicative of those to be expected for the full year ended March 31, 2003, due, in part, to seasonal fluctuations which are normal for the Company’s business.

     Certain reclassifications have been made to the prior period amounts to conform with the current period presentation and with the presentation of discontinued operations.

NOTE 2 — EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

     Options and warrants to purchase an aggregate of 2,866,190 and 251,383 shares of common stock were outstanding at June 30, 2001 and 2002, respectively. Such options and warrants are not included in the computation of diluted earnings per share because they are anti-dilutive.

     Average shares of common stock outstanding are:

	2001	2002

Basic	12,131,441	12,131,441
Effect of options and warrants	—	252,721

Diluted	12,131,441	12,384,162

NOTE 3 — OTHER COMPREHENSIVE INCOME

     Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments. The comprehensive income (loss) for the three months ended June 30, 2001 is the same as the reported net income (loss). Comprehensive income for the three months ended June 30, 2002 is comprised of the following:

Net income	$277,782
Change in foreign currency translation adjustments	(9,013)

Comprehensive income	$268,769

NOTE 4 — RECENT ACCOUNTING STANDARDS

Toymax International, Inc. and Subsidiaries •
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS •
 June 30, 2001 and 2002

Toymax International, Inc. and Subsidiaries •
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS •
 June 30, 2001 and 2002

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

NOTE 5 — SEGMENT AND GEOGRAPHIC DATA

     The Company operates two reportable segments: Toymax Brands (which consists of Toymax Inc. and Toymax (H.K.) Limited and Toymax Enterprises (which consists of Go Fly A Kite, Inc., and Funnoodle, Inc.).

     The following tables present summarized information about the Company’s operations by reportable segments (net of consolidating eliminations) as of and for the three months ended June 30, 2001 and 2002:

Toymax International, Inc. and Subsidiaries •
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS •
 June 30, 2001 and 2002

	Toymax	Toymax
Three Months Ended June 30, 2001	Brands	Enterprises	Consolidated

Revenues-net sales	$6,802,143	$13,205,398	$20,007,541
Income (loss) before income taxes	(3,187,772)	1,713,396	(1,474,376)
Total assets	37,797,530	35,441,515	73,239,045
Interest income	39,746	13,256	53,002
Interest expense	293,701	1,182	294,883
Depreciation and amortization	571,045	325,369	896,414
Capital expenditures	734,898	19,795	754,693

	Toymax	Toymax
Three Months Ended June 30, 2002	Brands	Enterprises	Consolidated

Revenues-net sales	$7,187,913	$11,560,009	$18,747,922
Income (loss) before income taxes	(1,560,110)	1,940,695	380,585
Total assets	28,417,358	33,192,288	61,609,646
Interest income	421	—	421
Interest expense	3,140	2,063	5,203
Depreciation and amortization	270,594	24,218	294,812
Capital expenditures	100,056	5,700	105,756

Toymax International, Inc. and Subsidiaries •
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS •
 June 30, 2001 and 2002

NOTE 6 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased finished goods.

NOTE 7 — INCOME TAXES

     The Company provides for income taxes during interim periods based upon an estimate of the effective annual tax rate.

     The Company’s federal tax returns for 1992 through 2000 and New York State returns for 1999 through 2001 are under examination. As of the date of this Form 10-Q, the tax authorities have raised no issues that would have a material effect on the financial statements. The Company cannot predict at this time what the outcome of the examinations will be or the impact, if any, on the Company’s results of operations.

NOTE 8 — DISCONTINUED OPERATIONS

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

For the Three Months Ended June 30,	2001

Net sales	$3,174,011

Loss before income taxes	(1,158,379)
Income tax benefit	(165,195)
Minority interest	(246,097)

Net loss from discontinued operations	$(747,087)

Toymax International, Inc. and Subsidiaries •
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS •
 June 30, 2001 and 2002

NOTE 9 — ACQUISITION

     On February 9, 2002, the Company entered into an agreement with JAKKS Pacific Inc. (“JAKKS”) for JAKKS to acquire all of the outstanding shares of the Company’s common stock. In a two-step transaction, JAKKS initially acquired approximately 66.8% of the Company’s outstanding shares from the Company’s principal shareholders pursuant to a stock purchase agreement and JAKKS will acquire the remaining outstanding shares of the Company’s common stock pursuant to a merger agreement that is subject to stockholder approval. JAKKS will pay $3 per share in cash and .0798 shares of JAKKS common stock, subject to adjustment based on the 10-day trailing average closing price prior to the closing of the merger. The Company and JAKKS have filed a joint proxy statement/prospectus with the Securities and Exchange Commission (“SEC”) and are currently awaiting the SEC’s comments.

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THE FOLLOWING CAUTIONARY STATEMENT IS INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Certain expectations and projections regarding the future performance of Toymax International, Inc. and its subsidiaries (“Toymax”) discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial, and economic data along with Toymax’s operating plans and are subject to certain future events and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “project”, “continue”, “plans”, “intends” or other similar terminology. Management cautions you that the following factors, among others, could cause Toymax’s actual consolidated results of operations and financial position in fiscal 2003 and thereafter to differ significantly from those expressed in forward-looking statements:

Marketplace Risks

•	Dependence on the timely development, introduction and customer acceptance of new products, which may affect Toymax’s ability to successfully redesign, restyle and extend existing core products and product lines and successfully bring new products to market.

•	Possible weaknesses in economic conditions, both domestically and internationally, which may negatively affect the sales of Toymax’s products and the costs associated with manufacturing and distributing these products.

•	Dependence on the success of new licenses, which Toymax acquires for marketing with new and existing products.

•	Toymax’s inability to accurately predict future consumer demand.

•	Increased competitive pressure, both domestically and internationally, which may negatively affect the sales of Toymax’s products.

•	Changes in consumer preferences, which may negatively affect Toymax’s business.

Financial Considerations

•	Significant changes in interest rates, both domestically and internationally, which may negatively affect Toymax’s cost of financing its operations

•	Currency fluctuations, which may affect Toymax’s reportable income

Other Risks

•	Development of new technologies, including the Internet, which may create new risks to Toymax’s ability to protect its intellectual property rights

•	Changes in laws or regulations, both domestically and internationally, including those affecting consumer products, environmental activities or trade restrictions, which may lead to increased costs or interruption in normal business operations of Toymax

•	Other factors and risks that may be described from time to time in Toymax’s public announcements and filings with the Securities and Exchange Commission

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

RESULTS OF OPERATIONS

     For purposes of the fiscal year comparisons which follow, figures referring to the financial performance of Toymax Inc. (“TMI”), Toymax (H.K.) Limited (“THK”), are referred to as Toymax Brands and those referring to the performance of Go Fly A Kite, Inc. (“GFK”) and the Funnoodle product line (“Funnoodle”) are referred to as Toymax Enterprises. The operations of Candy Planet, Monogram International, Inc, Monogram Products (H.K.) Limited (collectively with Monogram International, Inc.,“Monogram”) and Maxverse Interactive, Inc. (“Maxverse”) are reflected as discontinued operations.

Three months ended June 30, 2002 compared with the three months ended June 30, 2001

Recent Developments

On March 11, 2002, Jakks Pacific, Inc (“JAKKS”), acquired approximately a 66.8% controlling interest in Toymax. In connection with this acquisition by JAKKS, Toymax developed and began to implement a restructuring plan to maximize its future operating results. As part of this plan Toymax has determined not to continue the operations of Maxverse. Thus, for the quarter ended June 30, 2001, Maxverse is treated as a discontinued operation along with Monogram and Candy Plant, which were both sold effective November 30, 2001.

Net Sales. Net sales for the quarter ended June 30, 2002 decreased $1.3 million, or 6.3%, to $18.7 million from $20.0 million for the quarter ended June 30, 2001.

     Net sales of Toymax Brands for the quarter ended June 30, 2002 increased 5.7% to $7.2 million, or 38.3% of total net sales, from $6.8 million, or 34.0% of total net sales for the quarter ended June 30, 2001. The increase in net sales was primarily due to a concentrated effort to reduce on hand inventory in connection with the restructuring plan implemented in March 2002.

     Net sales of Toymax Enterprises for the quarter ended June 30, 2002, decreased 12.5% to $11.6 million, or 61.7% of total net sales, from $13.2, or 66.0% of total net sales for the quarter ended June 30, 2001. The decrease in net sales was primarily due to reduced sales of water leisure products and wind wheels.

Gross Profit. Gross profit for the quarter ended June 30, 2002, increased by $0.5 million, or 8.8%, to $5.8 million, or 31.1% of net sales, from $5.4 million, or 26.8% of net sales, for the quarter ended June 30, 2001.

     The gross profit of Toymax Brands for the quarter ended June 30, 2002 increased by $0.5 million to $1.7 million, or 24.2% of net sales, from $1.2 million, or 18.6% of net sales for the quarter ended June 2001. The increase in gross margin was primarily the result of product mix. The gross profit of Toymax Enterprises remained unchanged at $4.1 million or 35.3% of net sales compared to 31.0% of net sales for the quarter ended June 30, 2001. The increase in the gross profit percentage was primarily due to the product mix of kites and banners and to a lesser extent water leisure products.

Selling and Administrative Expenses. Selling and administrative expenses for the quarter ended June 30, 2002 decreased by $0.9 million, or 14.0%, to $5.5 million from $6.4 million for the quarter ended June 30, 2001.

     Selling and administrative expenses of Toymax Brands for the quarter ended June 30, 2002 decreased $0.7 million, or 17.9%, to $3.4 million from $4.1 million for the quarter ended June 30, 2001. The decrease was primarily due to the benefits being realized from the restructuring which began in March 2002. Selling and administrative expenses of Toymax Enterprises for the quarter ended June 30, 2002 decreased by $0.2 million, or 7.1%, to $2.1 million from $2.3 million for the quarter ended June 30, 2001. The decrease was primarily due to the benefits being realized from the restructuring which began in March 2002.

Operating Income (Loss). As a result of the foregoing, operating income for the quarter ended June 30, 2002 increased by $1.4 million, to $0.3 million from a operating loss of $1.1 million.

     The operating loss of Toymax Brands for the quarter ended June 30, 2002 decreased by $1.2 million to $1.6 million from $2.8 million for the quarter ended June 30, 2001. Operating income for Toymax Enterprises increased by $0.2 million to $2.0 million from $1.8 million for the quarter ended June 30, 2001.

Other Expense, Net. Other expense, net decreased to other income of $0.1 million for the quarter ended June 30, 2002 compared to other expenses of $0.4 million primarily due to the termination of both the bank facility and the factoring agreement.

Income (Loss) Before Income Taxes. Income before income taxes for the quarter ended June 30, 2002 was $0.4 million compared to a loss before income taxes of $1.5 million for the quarter ended June 30, 2001. Toymax Brands had a loss before income taxes for the quarter ended June 30, 2002 of $1.6 million compared to a loss of $3.2 million for the quarter ended June 30, 2001. Toymax Enterprises had income before income taxes of $2.0 million for the quarter ended June 30, 2002 compared to $1.7 million for the quarter ended June 30, 2001.

Provision (Benefit) For Income Taxes. The effective rate for the quarter ended June 30, 2002 is 27% compared to a benefit of 33% for the quarter ended June 30, 2001 which approximates the expected annual effective rate.

Income (Loss) From Continuing Operations. Income from continuing operations is $0.3 million for the quarter ended June 30, 2002 compared to a loss of $1.0 million for the quarter ended June 30, 2001.

Loss From Discontinued Operations. The loss from discontinue operations for the quarter ended June 30, 2001 was $0.7 million, for the quarter ended June 30, 2002 there was no discontinued operations.

Net Income (Loss). As a result of the foregoing, net income for the quarter ended June 30, 2002 increased $2.0 million to $0.3 million ($0.02 per diluted share) from a net loss of $1.7 million ($0.14 per diluted share) for the quarter ended June 30, 2001.

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations and capital requirements from cash generated from operations and from financing activities. During the three months ended June 30, 2002, cash and cash equivalents increased $4.1 million to $5.0 million.

     Cash used in operating activities was approximately $2.6 million in 2002, as compared to $3.4 million in 2001. The increase was primarily due to the net income for the period and the decrease in prepaid expenses and inventories, which was partially offset by the increase in due from factor and accounts receivable and the decrease in accounts payable and accrued expenses and income taxes payable.

     Investing activities used $0.1 million in net cash in 2002, as compared to $0.8 million in 2001. Investing activities in the current and prior year periods consisted of capital expenditures, principally for the purchase of molds and equipment for new products.

     Financing activities provided $6.8 million in net cash in 2002 primarily due to funding received by JAKKS partially offset by the decrease in long-term obligations. In 2001, financing activities provided $3.5 million in net cash due to an increase in our bank credit facility, partially offset by a decrease in long term obligations.

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

     Toymax expects to fund its near-term and long-term cash requirements from a combination of existing cash balances, cash flow from operations and borrowings from JAKKS. There can be no assurance that sufficient cash flows from operations will materialize or that financing from JAKKS will be available in amounts, at rates, or on terms and conditions acceptable to Toymax. In such event, additional funding would be required.

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

NEW ACCOUNTING STANDARDS

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

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which arise from transactions entered into in the normal course of business. The Company’s primary exposure is to foreign currency exchange fluctuations.

Foreign Currency Risk

While the Company’s product purchases are transacted in U.S. dollars, most transactions among the suppliers and subcontractors of Tai Nam Industrial Company Limited, an OEM toy manufacturer that has been the Company’s most important manufacturer since inception, are effected in Hong Kong dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company’s cost of goods. However, since 1983, the value of the Hong Kong dollar has been tied to the value of the United States dollar, eliminating fluctuations between the two currencies. Despite the announcements by the Hong Kong Government that it is determined to maintain such a fixed exchange rate, there can be no assurance that the Hong Kong dollar will continue to be tied to the United States dollar in the near future or longer term. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in China, and thereby have a negative impact on the Company.

Toymax International, Inc. and Subsidiaries •
 June 30, 2001 and 2002

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the ordinary course of its business activities. The Company believes that the resolution of such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

Reference is made to Part I, Item 3, Legal Proceedings, in the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Reference is made to Part II, Item 5, Market for the Registrant’s Common Equity and Related Stockholder Matters, in the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

Under the Company’s stock repurchase program approved by the Board of Directors in May 1999, as of February 8, 2002, a total of 66,200 shares of Toymax common stock have been repurchased for a total purchase price of $210,403.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

At the Company’s Annual Meeting of Stockholders on August 9, 2001, the stockholders approved that the name of the Company be changed to Maxx Enterprises, Inc. The steps to be taken to effectuate the name change from Toymax International, Inc. to Maxx Enterprises, Inc. are not complete as of the date of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

     b) Reports on Form 8-K

A current Report on Form 8-K relating to changes in our certifying accountants was filed on August 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYMAX INTERNATIONAL, INC. (Registrant)

By	/s/ Joel M. Bennett

Joel M. Bennett Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2002